Form 10-Q
period 2011-07-31
AMAZONICA, CORP.
filed 2012-02-01
CIK 1518548

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-174304

AMAZONICA, CORP.

(Exact name of registrant as specified in its charter)

Nevada	5023	99-0363013
(State of incorporation)	Primary Standard Industrial Classification Code Number	(I.R.S. Employer Identification No.)

Av. Presidente Medice,120, Floor 1, Room#1

Osasco, SP 06268 Brazil

(Address of principal executive offices)

Phone: + 55 11 78374178

(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X  ]  No [ ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2012
Common Stock, $0.001	3,520,000

2 | Page

AMAZONICA, CORP.

Form 10-Q

3 | Page

AMAZONICA, CORP. (A Development Stage Company) Balance Sheets (Unaudited)
Assets
	July 31, 2011	April 30, 2011
Current Assets
Cash	$251	$2,989
Total Assets	251	2,989
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$0	$1,500
Loan from Director	824	499
Total Current Liabilities	824	1,999
Stockholders’ Equity
Common stock, $0.001par value, 75,000,000 shares authorized;
3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in-capital	-	-
Deficit accumulated during the development stage	(3,573)	(2,010)
Total stockholders’ equity	(573)	990
Total liabilities and stockholders’ equity	$251	$2,989
The accompanying notes are an integral part of these financial statements.

4 | Page

AMAZONICA, CORP. (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months ended July 31, 2011	From Inception on June 2, 2010 to July 31, 2011
Expenses
General and Administrative Expenses	$1,563	$3,573
Net (loss) from Operation before Taxes	(1,563)	(3,573)
Provision for Income Taxes	0	0
Net (loss)	$(1,563	$(3,573)
(Loss) per common share – Basic and diluted	(0.00)
Weighted Average Number of Common Shares Outstanding	3,000,000
The accompanying notes are an integral part of these financial statements.

5 | Page

AMAZONICA, CORP. (A Development Stage Company) Statements of Cash Flows (Unaudited)
		Three Months ended July 31, 2011		From Inception on June 2, 2010 to July 31, 2011
Operating Activities
Net (loss)		$(1,563)		$(3,573)
Accounts Payable		(1,500)		-
Net cash (used) for operating activities		(3,063)		(3,573)
Financing Activities
Loans from Director		325		824
Proceeds from sale of common stock		-		3,000
Net cash provided by financing activities		325		3,824
Net increase (decrease) in cash and equivalents		(2,738)		251
Cash and equivalents at beginning of the period		2,989		0
Cash and equivalents at end of the period		$251		$251
Supplemental cash flow information:
Cash paid for:
Interest	$			$-
Taxes	$			$-
Non-Cash Activities	$		$
The accompanying notes are an integral part of these financial statements.

6 | Page

AMAZONICA, CORP.

(A Development Stage Company)

Notes To The Financial Statements

July 31, 2011

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Amazonica, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 2, 20010.  We are a development-stage company in the field of marketing and distributing hardwood flooring. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities”. Amazonica, Corp. is in the business of distributing of Brazilian hardwood flooring. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, June 2, 20010 through July 31, 2011 the Company has accumulated losses of $3,573.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $3,573 as of July 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

 Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $251 cash and $-0- cash equivalents as of July 31, 2011.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the  United States of America requires management to make estimates and assumptions that affect the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at the date of the  financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results  could differ from those estimates.

7 | Page

AMAZONICA, CORP.

(A Development Stage Company)

Notes To The Financial Statements

July 31, 2011

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Income Taxes

 The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Fiscal Periods

The Company's fiscal year end is April 30.

NOTE 4 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a  par value of $ 0.001 per share. On April 5, 2011, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.  There were 3,000,000 shares of common stock issued and outstanding as of July 31, 2011.

8 | Page

AMAZONICA, CORP.

(A Development Stage Company)

Notes To The Financial Statements

July 31, 2011

(Unaudited)

NOTE 5 - INCOME TAXES

As of July 31, 2011 the Company had net operating loss carry forwards of $3,573 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On June 2, 2010, related party had loaned the Company $174.  On July 7, 2010, related party had loaned the Company $325. On July 13, 2011 related party had loaned the Company $325. As of July 31, 2011, total loan amount was $824. The loan is non-interest bearing, due upon demand and unsecured.

 On April 5, 2011, the Company issued a total of 3,000,000 shares of restricted common stock to Andre Caetano, our director and officer in consideration of $3,000. On April 20, 2011, he sold a total of 1,000,000 shares of restricted common stock to Ajila Velez Evelyn Vanessa, our secretary in consideration of $1,000.

NOTE 7 – SUBSEQUENT EVENTS

For the period from September 2011 to January 2012 the Company issued 520,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $20,800.

NOTE 8-RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820 - Improving Disclosures about Fair Value Measurements”.  The ASU requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The ASU also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed.  The Company adopted ASU 2010-06 at the beginning of fiscal 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the Company at the beginning of fiscal 2011. The adoption of this ASU did not have a material impact, and the deferred provisions of this ASU are not expected to have a material impact on the Company’s financial statements.

9 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  General

       We were incorporated in the State of Nevada on June 2, 2010. We are in the business of distributing of Brazilian hardwood flooring. We have not generated any revenues and the only operations we have engaged in to date are developing of business plan and executing of an Exclusive Contract for Sale of Goods on April 15, 2011 with Equatorian S.A. Laminados Amazonia, where we engaged Equatorian S.A. Laminados Amazonia as our supplier of hardwood flooring.

 Product

Amazonica Corp. is in business of Brazilian hardwood flooring distribution. Brazilian hardwood is manufactured from rare types of wood (such as Rose Wood, Snake Wood, Brazilian Teak, Santos Mahogany, Tigerwood, Brazilian Walnut and others). Some of the varieties of hardwood (e.g. Rosewood) have been excessively overharvested and are no longer exported from Brazil and are now only available in North America from recycled materials such as furniture. We will also distribute products that are usually included with main product as a service kit, such as small hardwood products like: molding, glue and necessary finishing material to maintain floors.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on June 2, 2010 to July 31, 2011.  As of July 31, 2011, we had total assets of $251 and total liabilities of $824.  Since our inception to July 31, 2011, we have accumulated a deficit of $3,573.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Three Month Period Ended July 31, 2011 Compared to the period from Inception (June 2, 2010) to July 31, 2011

Our net loss for the three month period ended July 31, 2011 was $1,563 compared to a net loss of $3,573 during the period from inception (June 2, 2010) to July 31, 2011. During the three month period ended July 31, 2011, we  have not generated   any revenue.

During the three month period ended July 31, 2011, we incurred  general and administrative expenses of $1,563 compared to $3,573 incurred during the period from inception (June 2, 2010) to July 31, 2011. General and administrative expenses incurred during the three month period ended July 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,000,000 for the three month period ended July 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2011

As at July 31, 2011, our current assets were $251 compared to $2,989 in current assets at April 30, 2010. As at July 31, 2011, our current liabilities were $824. Current liabilities were comprised entirely of $824 in advance from director.

Stockholders’ deficit was $573 as of July 31, 2011 compare to stockholders’ equity of $990 as of April 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended July 31, 2011, net cash flows used in operating activities was $3,063 consisting of a net loss of $1,563 and decrease in accounts payable of $1,500. Net cash flows used in operating activities was $3,573 for the period from inception (June 2, 2010) to July 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended July 31, 2011, net cash provided by financing activities was $325, consisting of director’s loan. For the period from inception (June 2, 2010) to July 31, 2011, net cash provided by financing activities was $3,824 received from proceeds from issuance of common stock and advance from director.

11 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

12 | Page

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

13 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

14 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZONICA, CORP.
Dated: January 31, 2012	By: /s/ Andre Caetano
Andre Caetano, President and Chief Executive Officer and Chief Financial Officer

15 | Page