Form 10-Q
period 2011-10-31
AMAZONICA, CORP.
filed 2012-02-01
CIK 1518548

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

2 | Page

Form 10-Q

3 | Page

AMAZONICA, CORP. (A Development Stage Company) Balance Sheets (Unaudited)
Assets
	October 31, 2011	April 30, 2011
Current Assets
Cash	$9,019	$2,989
Total Assets	9,019	2,989
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$0	$1,500
Loan from Director	824	499
Total Current Liabilities	824	1,999
Stockholders’ Equity
Common stock, $0.001par value, 75,000,000 shares authorized;
3,220,000 shares issued and outstanding (3,000,000 shares issued and outstanding as at April 30, 2011)	3,220	3,000
Additional paid-in-capital	8,580	-
Deficit accumulated during the development stage	(3,605)	(2,010)
Total stockholders’ equity	8,195	990
Total liabilities and stockholders’ equity	$9,019	$2,989
The accompanying notes are an integral part of these financial statements.

4 | Page

AMAZONICA, CORP. (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months ended October 31, 2011	Six Months ended October 31, 2011	From Inception on June 2, 2010 to October 31, 2011
Expenses
General and Administrative Expenses	$32	$1,595	$3,605
Net (loss) from Operation before Taxes	(32)	(1,595)	(3,605)
Provision for Income Taxes	0	0	0
Net (loss)	$(32)	$(1,595)	$(3,605)
(Loss) per common share – Basic and diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	3,060,000	3,030,000
The accompanying notes are an integral part of these financial statements.

5 | Page

AMAZONICA, CORP. (A Development Stage Company) Statements of Cash Flows (Unaudited)
		Six Months ended October 31, 2011		From Inception on June 2, 2010 to October 31, 2011
Operating Activities
Net (loss)		$(1,595)		$(3,605)
Accounts Payable		(1,500)		-
Net cash (used) for operating activities		(3,095)		(3,605)
Financing Activities
Loans from Director		325		824
Proceeds from sale of common stock		8,800		11,800
Net cash provided by financing activities		9,125		12,624
Net increase (decrease) in cash and equivalents		6,030		9,019
Cash and equivalents at beginning of the period		2,989		0
Cash and equivalents at end of the period		$9,019		$9,019
Supplemental cash flow information:
Cash paid for:
Interest	$			$-
Taxes	$			$-
Non-Cash Activities	$		$
The accompanying notes are an integral part of these financial statements.

6 | Page

AMAZONICA, CORP.

(A Development Stage Company)

Notes To The Financial Statements

October 31, 2011

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Amazonica, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 2, 20010.  We are a development-stage company in the field of marketing and distributing hardwood flooring. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities”. Amazonica, Corp. is in the business of distributing of Brazilian hardwood flooring. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, June 2, 20010 through October 31, 2011 the Company has accumulated losses of $3,605.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $3,605 as of October 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

 Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $9,019 cash and $-0- cash equivalents as of October 31, 2011.

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

October 31, 2011

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

NOTE 4 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a  par value of $ 0.001 per share. On April 5, 2011, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.  For the three months period ended October 31, 2011 the Company issued 220,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $8,800.

There were 3,220,000 shares of common stock issued and outstanding as of October 31, 2011.

8 | Page

AMAZONICA, CORP.

(A Development Stage Company)

Notes To The Financial Statements

October 31, 2011

(Unaudited)

NOTE 5 - INCOME TAXES

As of October 31, 2011 the Company had net operating loss carry forwards of $3,605 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On April 5, 2011, the Company issued a total of 3,000,000 shares of restricted common stock to Andre Caetano, our director and officer in consideration of $3,000. On April 20, 2011, he sold a total of 1,000,000 shares of restricted common stock to Ajila Velez Evelyn Vanessa, our secretary in consideration of $1,000.

On June 2, 2010, related party had loaned the Company $174.  On July 7, 2010, related party had loaned the Company $325. On July13, 2011, related party had loaned the Company $325. As of October 31, 2011, total loan amount was $824. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

For the period from November 2011 to January 2012 the Company issued 300,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $12,000.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on June 2, 2010 to October 31, 2011.  As of October 31, 2011, we had total assets of $9,019 and total liabilities of $824.  Since our inception to October 31, 2011, we have accumulated a deficit of $3,605.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Six Month Period Ended October 31, 2011 Compared to the period from Inception (June 2, 2010) to October 31, 2011

Our net loss for the six month period ended October 31, 2011 was $1,595 compared to a net loss of $3,605 during the period from inception (June 2, 2010) to October 31, 2011. During the six month period ended October 31, 2011, we  have not generated   any revenue.

During the six month period ended October 31, 2011, we incurred  general and administrative expenses of $1,595 compared to $3,605 incurred during the period from inception (June 2, 2010) to October 31, 2011. General and administrative expenses incurred during the six month period ended October 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,030,000 for the six month period ended October 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2011

As at October 31, 2011, our current assets were $9,019 compared to $2,989 in current assets at April 30, 2010. As at October 31, 2011, our current liabilities were $824. Current liabilities were comprised entirely of $824 in advance from director.

Stockholders’ equity increased from $990  as of April 30, 2011  to $8,195 as of October 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended October 31, 2011, net cash flows used in operating activities was $3,095 consisting of a net loss of $1,595 and decrease in accounts payable of $1,500. Net cash flows used in operating activities was $3,605 for the period from inception (June 2, 2010) to October 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended October 31, 2011, net cash provided by financing activities was $9,125, consisting of director’s loan of $325 and proceeds from issuance of common stock of $8,800. For the period from inception (June 2, 2010) to October 31, 2011, net cash provided by financing activities was $12,624 received from proceeds from issuance of common stock and advance from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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