Form 10-Q
period 2012-01-31
AMAZONICA, CORP.
filed 2012-03-22
CIK 1518548

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 21, 2012
Common Stock, $0.001	3,520,000

2 | Page

Form 10-Q

3 | Page

AMAZONICA, CORP. (A Development Stage Company) Balance Sheets (Unaudited)
Assets
	January 31, 2012	April 30, 2011
Current Assets
Cash	$10,885	$2,989
Prepaid Expenses	10,000
Total Assets	20,885	2,989
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$2,000	$1,500
Loan from Director	824	499
Total Current Liabilities	2,824	1,999
Stockholders’ Equity
Common stock, $0.001par value, 75,000,000 shares authorized;
3,520,000 shares issued and outstanding (3,000,000 shares issued and outstanding as at April 30, 2011)	3,520	3,000
Additional paid-in-capital	20,280	-
Deficit accumulated during the development stage	(5,739)	(2,010)
Total stockholders’ equity	18,061	990
Total liabilities and stockholders’ equity	$20,885	$2,989
The accompanying notes are an integral part of these financial statements.

4 | Page

AMAZONICA, CORP. (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months ended January 31, 2012	Nine Months ended January 31, 2012	From Inception on June 2, 2010 to January 31, 2012
Expenses
General and Administrative Expenses	$2,134	$3,729	$5,739
Net (loss) from Operation before Taxes	(2,134)	(3,729)	(5,739)
Provision for Income Taxes	0	0	0
Net (loss)	$(2,134)	$(3,729)	$(5,739)
(Loss) per common share – Basic and diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	3,380,924	3,146,975
The accompanying notes are an integral part of these financial statements.

5 | Page

AMAZONICA, CORP. (A Development Stage Company) Statements of Cash Flows (Unaudited)
		Nine Months ended January 31, 2012		From Inception on June 2, 2010 to January 31, 2012
Operating Activities
Net (loss)		$(3,729)		$(5,739)
Prepaid expenses		(10,000)		(10,000)
Accounts Payable		500		2,000
Net cash (used) for operating activities		(13,229)		(13,739)
Financing Activities
Loans from Director		325		824
Proceeds from sale of common stock		20,800		23,800
Net cash provided by financing activities		21,125		24,624
Net increase (decrease) in cash and equivalents		7,896		10,885
Cash and equivalents at beginning of the period		2,989		0
Cash and equivalents at end of the period		$10,885		$10,885
Supplemental cash flow information:
Cash paid for:
Interest	$			$-
Taxes	$			$-
Non-Cash Activities	$		$
The accompanying notes are an integral part of these financial statements.

6 | Page

AMAZONICA, CORP.

(A Development Stage Company)

Notes To The Financial Statements

January 31, 2012

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Amazonica, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 2, 20010.  We are a development-stage company in the field of marketing and distributing hardwood flooring. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities”. Amazonica, Corp. is in the business of distributing of Brazilian hardwood flooring. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, June 2, 20010 through January 31, 2012 the Company has accumulated losses of $5,739.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $5,739 as of January 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

 Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $10,885 cash and $-0- cash equivalents as of January 31, 2012.

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

January 31, 2012

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

NOTE 4 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a  par value of $ 0.001 per share. On April 5, 2011, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.  For period from September 23, 2011 to January 31, 2012 the Company issued 520,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $20,800.

There were 3,520,000 shares of common stock issued and outstanding as of January 31, 2012.

8 | Page

AMAZONICA, CORP.

(A Development Stage Company)

Notes To The Financial Statements

January 31, 2012

(Unaudited)

NOTE 5 - INCOME TAXES

As of January 31, 2012 the Company had net operating loss carry forwards of $5,739 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On April 5, 2011, the Company issued a total of 3,000,000 shares of restricted common stock to Andre Caetano, our director and officer in consideration of $3,000. On April 20, 2011, he sold a total of 1,000,000 shares of restricted common stock to Ajila Velez Evelyn Vanessa, our secretary in consideration of $1,000.

On June 2, 2010, related party had loaned the Company $174.  On July 7, 2010, related party had loaned the Company $325. On July13, 2011, related party had loaned the Company $325. As of January 31, 2012, total loan amount was $824. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7-RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on June 2, 2010 to January 31, 2012.  As of January 31, 2012, we had total assets of $20,885 and total liabilities of $2,824.  Since our inception to January 31, 2012, we have accumulated a deficit of $5,739. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Nine Month Period Ended January 31, 2012 Compared to the period from Inception (June 2, 2010) to January 31, 2012

Our net loss for the nine month period ended January 31, 2012 was $3,729 compared to a net loss of $5,739 during the period from inception (June 2, 2010) to January 31, 2012. During the nine month period ended January 31, 2012, we  have not generated   any revenue.

During the nine month period ended January 31, 2012, we incurred  general and administrative expenses of $3,729 compared to $5,739 incurred during the period from inception (June 2, 2010) to January 31, 2012. General and administrative expenses incurred during the nine month period ended January 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,146,975 for the nine month period ended January 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2012

As at January 31, 2012, our current assets were $20,885 compared to $2,989 in current assets at April 30, 2010. As at January 31, 2012, our current liabilities were $2,824. Current liabilities were comprised entirely of $824 in advance from director and $2,000 in accounts payable.

Stockholders’ equity increased from $990  as of April 30, 2011  to $18,061 as of January 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended January 31, 2012, net cash flows used in operating activities was $13,229 consisting of a net loss of $3,729, increase $10,000 in prepaid expenses and decrease in accounts payable of $500. Net cash flows used in operating activities was $13,739 for the period from inception (June 2, 2010) to January 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended January 31, 2012, net cash provided by financing activities was $21,125, consisting of director’s loan of $325 and proceeds from issuance of common stock of $20,800. For the period from inception (June 2, 2010) to January 31, 2012, net cash provided by financing activities was $24,624 received from proceeds from issuance of common stock and advance from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMAZONICA, CORP.
Dated: March 21, 2012	By: /s/ Andre Caetano
Andre Caetano, President and Chief Executive Officer and Chief Financial Officer

15 | Page