Form 10-K
period 2012-04-30
AMAZONICA, CORP.
filed 2012-07-24
CIK 1518548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-174304

AMAZONICA, CORP.

(Exact name of registrant as specified in its charter)

Nevada	5023	99-0363013
(State of incorporation)	Primary Standard Industrial Classification Code Number	(I.R.S. Employer Identification No.)

Av. Presidente Medice,120, Floor 1, Room#1

Osasco, SP 06268 Brazil

Phone: + 55 11 78374178

 (Address, including zip code, and telephone number,

including area code, of registrants principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ X ] No [  ]

As of July 24, 2012, the registrant had 3,520,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 24, 2012.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “AMZZ”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of April 30, 2012, no shares of our common stock have traded.

Number of Holders

As of April 30, 2012, the 3,520,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED APRIL 30, 2012 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2011.

Our net loss for the fiscal year ended April 31 2011 was $19,331 compared to a net loss of $2,010 during the fiscal year ended April 30, 2011. During fiscal year ended April 30, 2012, the Company did not generate any revenue.

During the fiscal year ended April 30, 2012, we incurred general and administrative expenses of $19,331 compared to $2,010  incurred during fiscal year ended April 30, 2011.  These expenses incurred during the fiscal year ended April 30, 2012 consisted of: bank charges of $344 (2011:  $11); professional fees of $4,250 (2011: $1,500) and miscellaneous charges of $14,737 (2011: $499).

Expenses incurred  during  fiscal year ended April 30, 2012  compared to fiscal year ended April 30, 2011  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  3,238,702 for the fiscal year ended April 30, 2012 compared to 234,234 for the fiscal year ended April 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2012

As of April 30, 2012, our current assets were $7,583 and our total liabilities were $5,124. As of April 30, 2012, current assets were comprised of $83 in cash and  $7,500 in prepaid. As of April 30, 2012, total liabilities were comprised of $4,924 in loan from Director and $200 in accounts payable.

As of April 30, 2012, our total assets were $7,583 comprised entirely of current assets.  Stockholders’ equity increased from $990 as of April 30, 2011 to $2,459 as of April 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2012, net cash flows used in operating activities was $28,131 consisting of a net loss of $19,331, accounts payable of $100, increase in prepaid expenses of $7,500 and accounts payable of $1,300. Net cash flows used in operating activities was $28,641 for the period from inception (June 2, 2010) to April 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2012 net cash provided by financing activities was $25,225, received from proceeds from issuance of common stock and contributed capital from related party.  For the period from inception (June 2, 2010 ) to April 30, 2012, net cash provided by financing activities was $28,724 received from proceeds from issuance of common stock, loan from Director and contributed capital from related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2012 and April 30, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

AMAZONICA, CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2012

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

AMAZONICA CORP.

Henderson, Nevada

We have audited the balance sheets of AMAZONICA CORP. a development stage company, as at April 30, 2012 and 2011, the statements of earnings and deficit, stockholders’ deficiency and cash flows the years then ended and for the period from inception June 2, 2010 to April 30, 2012. Theses financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMAZONICA CORP. a development stage company, as of April 30, 2012 and the results of its operations and its cash flows for the years then ended and for the period from inception June 2, 2010 to April 30, 2012 in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2, the company’s significant operating losses, working capital deficiency and need for new capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas J Harris, CPA

July 17, 2012

AMAZONICA, CORP. (A Development Stage Company) Balance Sheets
Assets
	April 30, 2012	April 30, 2011
Current Assets
Cash	$83	$2,989
Prepaid Expenses	7,500
Total Assets	7,583	2,989
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$200	$1,500
Loan from Director	4,924	499
Total Current Liabilities	5,124	1,999
Stockholders’ Equity
Common stock, $0.001par value, 75,000,000 shares authorized;
3,520,000 shares issued and outstanding (3,000,000 shares issued and outstanding as at April 30, 2011)	3,520	3,000
Additional paid-in-capital	20,280	-
Deficit accumulated during the development stage	(21,341)	(2,010)
Total stockholders’ equity	2,459	990
Total liabilities and stockholders’ equity	$7,583	$2,989
The accompanying notes are an integral part of these financial statements. F-2

AMAZONICA, CORP. (A Development Stage Company) Statements of Operations
	Year ended April 30, 2012	From Inception on June 2, 2010 to April 30, 2011	From Inception on June 2, 2010 to April 30, 2012
Expenses
General and Administrative Expenses	$19,331	$2,010	$21,341
Net (loss) from Operation before Taxes	(19,331)	(2,010)	(21,341)
Provision for Income Taxes	0	0	0
Net (loss)	$(19,331)	$(2,010)	$(21,341)
(Loss) per common share – Basic and diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	3,238,702	234,234
The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP. (A Development Stage Company) Statement of Stockholders’ Equity From Inception on June 2, 2010 to April 30, 2012
	Common Stock			Deficit accumulated During development stage	Total
	Shares	Par Value	Additional paid-in capital
Balance at inception on June 2, 2010	-	$ -	$ -	$ -	$ -
April 5, 2011
Common shares issued for cash at $0.001	3,000,000	3,000		-	3,000
Net (loss)				(2,010)	(2,010)
Balance as of April 30, 2011	3,000,000	3,000		(2,010)	990
Common shares issued for cash at $0.04	520,000	520	20,280		20,800
Net (loss)				(19,331)	(19,331)
Balance as of April 30, 2012	3,520,000	$ 3,520	$ 20,280	$ (21,341)	$ 2,459

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP. (A Development Stage Company) Statements of Cash Flows
	Year ended April 30, 2012	From Inception on June 2, 2010 to April 30, 2011	From Inception on June 2, 2010 to April 30, 2012
Operating Activities
Net (loss)	$(19,331)	$(2,010)	$(21,341)
Prepaid expenses	(7,500)	-	(7,500)
Accounts Payable	(1,300)	1,500	200
Net cash (used) for operating activities	(28,131)	(510)	(28,641)
Financing Activities
Loans from Director	4,425	499	4,924
Proceeds from sale of common stock	20,800	3,000	23,800
Net cash provided by financing activities	25,225	3,499	28,724
Net increase (decrease) in cash and equivalents	(2,906)	2,989	83
Cash and equivalents at beginning of the period	2,989	0	0
Cash and equivalents at end of the period	$83	$2,989	$83
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Activities	$-	$-	$-
The accompanying notes are an integral part of these financial statements. F-5

AMAZONICA, CORP.

(A Development Stage Company)

Notes To The Financial Statements

April 30, 2012

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Amazonica, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 2, 2010.  We are a development-stage company in the field of marketing and distributing hardwood flooring. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities”. Amazonica, Corp. is in the business of distributing of Brazilian hardwood flooring. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, June 2, 2010 through April 30, 2012 the Company has accumulated losses of $21,341.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $21,341 as of April 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

 Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $83 cash and $-0- cash equivalents as of April 30, 2012.

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

AMAZONICA, CORP.

(A Development Stage Company)

Notes To The Financial Statements

April 30, 2012

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

NOTE 4 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a  par value of $ 0.001 per share. On April 5, 2011, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.  For the period  ended  April 30, 2012 the Company issued 520,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $20,800.

There were 3,520,000 shares of common stock issued and outstanding as of April 30, 2012.

AMAZONICA, CORP.

(A Development Stage Company)

Notes To The Financial Statements

April 30, 2012

NOTE 5 - INCOME TAXES

As of April 30, 2012 the Company had net operating loss carry forwards of $21,341 that may be available to reduce future years’ taxable income through 2012. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On April 5, 2011, the Company issued a total of 3,000,000 shares of restricted common stock to Andre Caetano, our director and officer in consideration of $3,000.

On June 2, 2010, related party had loaned the Company $174.  On July 7, 2010, related party had loaned the Company $325. On July13, 2011, related party had loaned the Company $325. On March 29, 2012, related party had loaned the Company $4,100. As of April 30, 2012, total loan amount was $4,924. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7-RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Andre Caetano	36	President, Principal Executive Officer,
Av. Presidente Medice, 120, Floor 1, Room#1		Treasurer, Principal Financial Officer, Principal
Osasco, SP 06268 Brazil		Accounting Officer and sole member of the
		Board of Directors

Ajila Velez Evelyn Vanessa	24	Secretary
Av. Presidente Medice, 120, Floor 1, Room#1
Osasco, SP 06268 Brazil

Biographical Information and Background of officers and directors

Andre Caetano has acted as our Officer and Director since our incorporation on June 2, 2010.  Mr. Caetano graduated in 2004 from University of Paulista with bachelor degree in business management. In March 2006 Mr. Caetano started his carrier as a sales person in CH. Robinson Worldwide International Logistics Ltd., a Brazilian company which is involved in international logistic. In 2008 he was assign as a project manager assistant and since 2010 Mr. Caetano has been working as a project manager. While working in CH Robinson Andre Caetano gained experience in sales, worldwide logistics and project management. Some of the projects required to calculate and arrange shipping to relocate manufacturing planes from one country to another. This kind of job requires managing and hard work skills. CH Robinson is a logistic company (www.chrobinson.com) that does worldwide logistics for small and big business.

Ajila Velez Evelyn Vanessa has acted as a secretary of Amazonica, Corp. since April 20, 2011. For the last six years she has been studying in Central University of Ecuador.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on June 2, 2010   to April 30, 2012 (our fiscal year end) and subsequent thereto to the date of this prospectus.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Andre Caetano President Ajila Velez Evelyn Vanessa Secretary	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of April 30, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of April 30, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Andre Caetano Av. Presidente Medice, 120, Floor 1, Room#1 Osasco, SP 06268 Brazil	2,000,000 shares of common stock	56.81%
Common Stock	Ajila Velez Evelyn Vanessa Av. Presidente Medice, 120, Floor 1, Room#1 Osasco, SP 06268 Brazil	1,000,000 shares of common stock	28.41%
Common Stock	All officers and directors (2 persons)	3,000,000 shares of common stock	85.22%

The percent of class is based on 3,520,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2012, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During  fiscal year ended April 30, 2012, we incurred  approximately  $4,250 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  reviews of our financial  statements.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1      Consent of Thomas J Harris CPA

31.1  Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZONICA, CORP.
Dated: July 24, 2012	By: /s/ Andre Caetano
Andre Caetano, President and Chief Executive Officer and Chief Financial Officer