Form 10-Q
period 2012-07-31
AMAZONICA, CORP.
filed 2012-09-13
CIK 1518548

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 13, 2012
Common Stock, $0.001	3,520,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of July 31, 2012 and the results of its operations for the three month periods ended July 31, 2012 and 2011 and its cash flows for the three month periods ended July 31, 2012 and 2011.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended April 30, 2012.  The results of operations for the three month periods ended July 31, 2012 and 2011 are not necessarily indicative of operating results for the full year.

2 | Page

Form 10-Q

3 | Page

AMAZONICA, CORP. (A Development Stage Company) Balance Sheets
Assets
	July 31, 2012 (Unaudited)	April 30, 2012 (Audited)
Current Assets
Cash	$8	$83
Prepaid Expenses	5,000	7,500
Total Assets	5,008	7,583
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$-	$200
Loan from Director	10,674	4,924
Total Current Liabilities	10,674	5,124
Stockholders’ Equity
Common stock, $0.001par value, 75,000,000 shares authorized;
3,520,000 shares issued and outstanding	3,520	3,520
Additional paid-in-capital	20,280	20,280
Deficit accumulated during the development stage	(29,466)	(21,341)
Total stockholders’ equity	(5,666)	2,459
Total liabilities and stockholders’ equity	$5,008	$7,583
The accompanying notes are an integral part of these financial statements.

4 | Page

AMAZONICA, CORP. (A Development Stage Company) Statements of Operations
	Three Months ended July 31, 2012	Three Months ended July 31, 2011	From Inception on June 2, 2010 to July 31, 2012
Expenses
General and Administrative Expenses	$8,125	$1,563	$29,466
Net (loss) from Operation before Taxes	(8,125)	(1,563)	(29,466)
Provision for Income Taxes	0	0	0
Net (loss)	$(8,125)	$(1,563)	$(29,466)
(Loss) per common share – Basic and diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	3,520,000	3,000,000
The accompanying notes are an integral part of these financial statements.

5 | Page

AMAZONICA, CORP. (A Development Stage Company) Statements of Cash Flows
	Three Months ended July 31, 2012	Three Months ended July 31, 2011	From Inception on June 2, 2010 to July 31, 2012
Operating Activities
Net (loss)	$(8,125)	$(1,563)	$(29,466)
Prepaid expenses	2,500	-	(5,000)
Accounts Payable	(200)	(1,500)	-
Net cash (used) for operating activities	(5,825)	(3,063)	(34,466)
Financing Activities
Loans from Director	5,750	325	10,674
Proceeds from sale of common stock	-	-	23,800
Net cash provided by financing activities	5,750	325	34,474
Net increase (decrease) in cash and equivalents	(75)	(2,738)	8
Cash and equivalents at beginning of the period	83	2,989	0
Cash and equivalents at end of the period	$8	$251	$8
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Activities	$-	$-	$-
The accompanying notes are an integral part of these financial statements.

6 | Page

AMAZONICA, CORP.

(A Development Stage Company)

Notes To The Financial Statements

July 31, 2012

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Amazonica, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 2, 2010.  We are a development-stage company in the field of marketing and distributing hardwood flooring. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities”. Amazonica, Corp. is in the business of distributing of Brazilian hardwood flooring. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, June 2, 2010 through July 31, 2012 the Company has accumulated losses of $29,466.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $29,466 as of July 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

 Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $8 cash and $-0- cash equivalents as of July 31, 2012.

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

July 31, 2012

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

NOTE 4 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a  par value of $ 0.001 per share. On April 5, 2011, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.  For the year ended  April 30, 2012 the Company issued 520,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $20,800.

There were 3,520,000 shares of common stock issued and outstanding as of July 31, 2012.

8 | Page

AMAZONICA, CORP.

(A Development Stage Company)

Notes To The Financial Statements

July 31, 2012

NOTE 5 - INCOME TAXES

As of July 31,  2012 the Company had net operating loss carry forwards of $29,466 that may be available to reduce future years’ taxable income through 2012. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On April 5, 2011, the Company issued a total of 3,000,000 shares of restricted common stock to Andre Caetano, our director and officer in consideration of $3,000.

On June 2, 2010, related party had loaned the Company $174.  On July 7, 2010, related party had loaned the Company $325. On July13, 2011, related party had loaned the Company $325. On March 29, 2012, related party had loaned the Company $4,100. For the three month period ended July 31, 2012 related party had loaned the Company $5,750.

As of July 31, 2012, total loan amount was $10,674. The loan is non-interest bearing, due upon demand and unsecured.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on June 2, 2010 to July 31, 2012.  As of July 31, 2012, we had total assets of $5,008 and total liabilities of $10,674.  Since our inception to July 31, 2012, we have accumulated a deficit of $29,466. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Three Month Period Ended July 31, 2012 Compared to Three Month Period Ended July 31, 2011

Our net loss for the three month period ended July 31, 2012 was $8,125 compared to a net loss of $1,563 during the three month period ended July 31, 2011. During the three month period ended July 31, 2012, we  have not generated   any revenue.

During the three month period ended July 31, 2012, we incurred  general and administrative expenses of $8,125 compared to $4,563 incurred during the three month period ended July 31, 2011. General and administrative expenses incurred during the three month period ended July 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,520,000 for the three month period ended July 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2012

As at July 31, 2012, our current assets were $5,008 compared to $7,583 in current assets at April 30, 2012. As at July 31, 2012, our current liabilities were $10,674. Current liabilities were comprised entirely of $10,674 in advance from director.

Stockholders’ equity decreased from $2,459  as of April 30, 2012  to $(5,666) as of July 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended July 31, 2012, net cash flows used in operating activities was $5,825 consisting of a net loss of $8,125, prepaid expenses of $2,500 and  accounts payable of $200. Net cash flows used in operating activities was $34,466 for the period from inception (June 2, 2010) to July 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended July 31, 2012, net cash provided by financing activities was $5,750, consisting entirely of director’s loan. For the period from inception (June 2, 2010) to July 31, 2012, net cash provided by financing activities was $34,474 received from proceeds from issuance of common stock and advance from director.

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

GOING CONCERN

The independent auditors' report accompanying our April 30, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

14 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZONICA, CORP.
Dated: September 13, 2012	By: /s/ Andre Caetano
Andre Caetano, President and Chief Executive Officer and Chief Financial Officer

15 | Page