Form 10-Q
period 2012-10-31
AMAZONICA, CORP.
filed 2012-11-19
CIK 1518548

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Phone:  + 55 11 78374178  + 55 11 78374178

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 19, 2012
Common Stock, $0.001	3,520,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of October 31, 2012 and the results of its operations for the six month periods ended October 31, 2012 and 2011 and its cash flows for the six month periods ended October 31, 2012 and 2011.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended April 30, 2012.  The results of operations for the six month periods ended October 31, 2012 and 2011 are not necessarily indicative of operating results for the full year.

2 | Page

Form 10-Q

3 | Page

AMAZONICA, CORP. (A Development Stage Company) Balance Sheets
Assets
	October 31, 2012 (Unaudited)	April 30, 2012 (Audited)
Current Assets
Cash	$(17)	$83
Prepaid Expenses	2,500	7,500
Total Assets	2,483	7,583
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$200	$200
Loan from Director	25,874	4,924
Total Current Liabilities	26,074	5,124
Stockholders’ Equity
Common stock, $0.001par value, 75,000,000 shares authorized;
3,520,000 shares issued and outstanding	3,520	3,520
Additional paid-in-capital	20,280	20,280
Deficit accumulated during the development stage	(47,391)	(21,341)
Total stockholders’ equity	(23,591)	2,459
Total liabilities and stockholders’ equity	$2,483	$7,583
The accompanying notes are an integral part of these financial statements.

4 | Page

AMAZONICA, CORP. (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months ended October 31, 2012	Three Months ended October 31, 2011	Six Months ended October 31, 2012	Six Months ended October 31, 2011	From Inception on June 2, 2010 to October 31, 2012
Expenses
General and Administrative Expenses	$ 17,925	$ 32	$ 26,050	$ 1,595	$47,391
Net (loss) from Operation before Taxes	(17,925)	(32)	(26,050)	(1,595)	(47,391)
Provision for Income Taxes	0	0	0	0	0
Net (loss)	$ (17,925)	$ (32)	$ (26,050)	$ (1,595)	$(47,391)
(Loss) per common share – Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	3,520,000	3,060,000	3,520,000	3,030,000
The accompanying notes are an integral part of these financial statements.

5 | Page

AMAZONICA, CORP. (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Six Months ended October 31, 2012	Six Months ended October 31, 2011	From Inception on June 2, 2010 to October 31, 2012
Operating Activities
Net (loss)	$(26,050)	$(1,595)	$(47,391)
Prepaid expenses	5,000	-	(2,500)
Accounts Payable	-	(1,500)	200
Net cash (used) for operating activities	(21,050)	(3,095)	(49,691)
Financing Activities
Loans from Director	20,950	325	25,874
Proceeds from sale of common stock	-	8,800	23,800
Net cash provided by financing activities	20,950	9,125	49,674
Net increase (decrease) in cash and equivalents	(100)	6,030	17
Cash and equivalents at beginning of the period	83	2,989	0
Cash and equivalents at end of the period	$(17)	$9,019	$(17)
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Activities	$-	$-	$-
The accompanying notes are an integral part of these financial statements.

6 | Page

AMAZONICA, CORP.

(A Development Stage Company)

Notes To The Financial Statements

October 31, 2012

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Amazonica, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 2, 2010.  We are a development-stage company in the field of marketing and distributing hardwood flooring. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities”. Amazonica, Corp. is in the business of distributing of Brazilian hardwood flooring. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, June 2, 2010 through October 31, 2012 the Company has accumulated losses of $47,391.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $47,391 as of October 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

 Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $8 cash and $-0- cash equivalents as of October 31, 2012.

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

October 31, 2012

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

There were 3,520,000 shares of common stock issued and outstanding as of October 31, 2012.

8 | Page

AMAZONICA, CORP.

(A Development Stage Company)

Notes To The Financial Statements

October 31, 2012

NOTE 5 - INCOME TAXES

As of October 31,  2012 the Company had net operating loss carry forwards of $47,391 that may be available to reduce future years’ taxable income through 2012. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On April 5, 2011, the Company issued a total of 3,000,000 shares of restricted common stock to Andre Caetano, our director and officer in consideration of $3,000.

On June 2, 2010, related party had loaned the Company $174.  On July 7, 2010, related party had loaned the Company $325. On July13, 2011, related party had loaned the Company $325. On March 29, 2012, related party had loaned the Company $4,100. For the six month period ended October 31, 2012 related party had loaned the Company $20,950.

As of October 31, 2012, total loan amount was $25,874. The loan is non-interest bearing, due upon demand and unsecured.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on June 2, 2010 to October 31, 2012.  As of October 31, 2012, we had total assets of $2,483 and total liabilities of $26,074.  Since our inception to October 31, 2012, we have accumulated a deficit of $47,391. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Six Month Period Ended October 31, 2012 Compared to Six Month Period Ended October 31, 2011

Our net loss for the Six month period ended October 31, 2012 was $26,050 compared to a net loss of $1,595 during the Six month period ended October 31, 2011. During the Six month period ended October 31, 2012, we  have not generated   any revenue.

During the Six month period ended October 31, 2012, we incurred  general and administrative expenses of $26,050 compared to $1,595  incurred during the Six month period ended October 31, 2011. General and administrative expenses incurred during the Six month period ended October 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,520,000 for the Six month period ended October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2012

As at October 31, 2012, our current assets were $2,483 compared to $7,583 in current assets at April 30, 2012. As at October 31, 2012, our current liabilities were $26,074. Current liabilities were comprised entirely of $25,874 in advance from director and $200 in accounts payable.

Stockholders’ equity decreased from $2,459  as of April 30, 2012  to $(23,591) as of October 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the Six month period ended October 31, 2012, net cash flows used in operating activities was $21,050 consisting of a net loss of $26,050 and prepaid expenses of $5,000. Net cash flows used in operating activities was $49,691 for the period from inception (June 2, 2010) to October 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the Six month period ended October 31, 2012, net cash provided by financing activities was $20,950, consisting entirely of director’s loan. For the period from inception (June 2, 2010) to October 31, 2012, net cash provided by financing activities was $49,674 received from proceeds from issuance of common stock and advance from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMAZONICA, CORP.
Dated: November 19, 2012	By: /s/ Andre Caetano
Andre Caetano, President and Chief Executive Officer and Chief Financial Officer

15 | Page