Form 10-K
period 2013-04-30
AMAZONICA, CORP.
filed 2013-08-13
CIK 1518548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-174304

AMAZONICA, CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0363013
(State of incorporation)	(I.R.S. Employer Identification No.)

Av. Presidente Medice,120, Floor 1, Room#1, Osasco, Brazil	SP 06268
(Address of principal executive offices)	(Zip Code)

+ 55 11 78374178
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

As of August 9, 2013, the registrant had 616,000,000 shares of common stock issued and outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $nil.

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

General

Amazonica, Corp. (hereinunder “we,” “the Company” or “the Registrant”)  was incorporated in the State of Nevada on June 2, 2010. We are in the business of distributing of Brazilian hardwood flooring.

On May 2, 2013, the Registrant filed an Certificate of Amendment to its Articles of Incorporation (“Certificate”) with the Secretary of State of the State of Nevada to increase the number of shares of authorized capital of the Company from 75,000,000 shares of common stock, $0.001 par value per share, to 1,500,000,000 shares of common stock, $0.001 par value per share. The amendment was approved by the officers and directors of the Registrant who own 85.22% of the issued and outstanding stock. On May 24, 2013, the 175-1 forward stock split effectuated by the Registrant became effective.  The record date of the split was May 8, 2013. Accordingly, shareholders owning shares on such date received 174 shares of the Registrant for each share they owned as of such date. Prior to the forward stock split, the company had 3,520,000 shares issued and outstanding. Effective the forward stock split, the Registrant has 616,000,000 shares issued All share and per share data have been retroactively restated to reflect this forward stock split.

We are a development-stage company. To date we have not generated any revenue. The only operations we have engaged in to date were the development of our business plan and the execution of the Exclusive Contract for Sale of Goods, dated as of April 15, 2011, with Equatorian S.A. Laminados Amazonia, whereby we engaged the afore-mentioned Equatorian S.A. Laminados Amazonia as our supplier of hardwood flooring.

Product

The Company is a distributor of Brazilian hardwood flooring. Brazilian hardwood is manufactured from rare types of wood (such as Rose Wood, Snake Wood, Brazilian Teak, Santos Mahogany, Tigerwood, Brazilian Walnut and others). Some of the varieties of hardwood (e.g. Rosewood) have been excessively overharvested and are no longer exported from Brazil and are now only available in North America from recycled materials such as furniture. We will also distribute products that are usually included with main product as a service kit, such as small hardwood products like: molding, glue and necessary finishing material to maintain floors.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company does not own real estate or any other property but uses approximately 100 square feet of office space donated by Mr. Caetano.

Item 3.  Legal Proceedings

We are not currently involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

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

There was no trading in our stock during the last three fiscal years. The first trade in our stock occurred on June 11, 2013.

Number of Holders

As of April 30, 2013, the 616,000,000 issued and outstanding shares of common stock were held by a total of 5 shareholders of record.

Dividends

We have not declared or paid dividends on our common stock nor do we anticipate paying dividends in the foreseeable future.  Declaration or payment of dividends, if any, in the future, will be at the discretion of our board of directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Securities authorized for issuance under equity compensation plans

We have no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

None.

Use of Proceeds of Registered Securities.

There were no sales or proceeds during the calendar year ended April 30, 2013, for the sale of registered securities.

Purchases of Equity Securities.

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies..

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made and reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report.

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

PLAN OF OPERATION

We are currently looking to develop the business of distributing of Brazilian hardwood flooring.  If we are able to raise the required capital to develop our business, we plan on acquiring inventory, investing in marketing and developing our distribution network.  We believe we require about $200,000 to carry out this business plan.  However, we have not yet been to secure such financing and there can be no assurance that we will be able to secure it in the future.  Consequently, along with trying to raise funds for our original business plan, we are also actively seeking partners for joint ventures, asset acquisitions or other business combinations.

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

FISCAL YEAR ENDED APRIL 30, 2013 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2012.

Our net loss for the fiscal year ended April 30 2013 was $32,846 compared to a net loss of $19,331 during the fiscal year ended April 30, 2012. During fiscal year ended April 30, 2013 and the fiscal year ended April 30, 2012, the Company did not generate any revenue.

During the fiscal year ended April 30, 2013, we incurred general and administrative expenses of $32,846, compared to $19,331 incurred during fiscal year ended April 30, 2012. These expenses incurred during the fiscal year ended April 30, 2013 consisted of: $128.09 in interest and bank charges, $10,250 in professional fees and $22,468 in transfer agent and DTC application fees.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2013

As of April 30, 2013, we had no assets and our total liabilities were $30,387, comprised of $29,987 loan payable to a director and $400 in accounts payable.

As of April 30, 2012, we had $7,583 in assets and $5,124 in liabilities.  Stockholders’ equity decreased from $2,459 as of April 30, 2012 to $(30,387) as of April 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception (June 2, 2010 ) to April 30, 2013, cash provided by financing activities was $20,820 received from the sale of the issuance of 520,000 shares at $0.04 per share and 3,000,000 shares at $0.001 per share.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing.

We estimate that within the next 12 months we will need approximately $200,000 for acquisition of inventory, marketing and developing a distribution chain.

We cannot be certain that the required additional financing will be available or available on terms favorable to us. We currently do not have any arrangements or commitments in place for any other financings. If additional funds are raised by the issuance of our equity securities, existing stockholders will experience dilution of their ownership interest. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with equity sales or loans. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2013 and April 30, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has incurred losses since inception resulting in an accumulated deficit of $54,187 as of April 30, 2013 and further losses are anticipated in the development of the business raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

INDEPENDENT AUDITOR’ REPORT ON FINANCIAL STATEMENTS

To the Board of Directors
Amazonica, Inc.

We have audited the accompanying balance sheet of Amazonica, Inc. (A Development Stage Company) as of April 30, 2013, and the related statements of operations, stockholders’ equity and cash flows for the period then ended, and the period June 2, 2010 (inception) to April 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amazonica, Inc. (A Development Stage Company) as of April 30, 2013 and the results of its operations and cash flows for the periods then ended and June 2, 2010 (inception), to April 30, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington
July 29, 2013

AMAZONICA, CORP.
(A Development Stage Company)
Balance Sheets

Assets
	April 30, 2013	April 30, 2012
Current Assets
Cash	$0	$83
Prepaid Expenses	0	7,500
Total Assets	0	7,583

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$400	$200
Loan from Director	29,987	4,924
Total Current Liabilities	30,387	5,124
Stockholders’ Equity
Common stock, $0.001par value, 75,000,000 shares authorized;
3,520,000 shares issued and outstanding	3,520	3,520
Additional paid-in-capital	20,280	20,280
Deficit accumulated during the development stage	(54,187)	(21,341)
Total stockholders’ equity	(30,387)	2,459
Total liabilities and stockholders’ equity	$0	$7,583

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP.
(A Development Stage Company)
Statements of Operations

	Year ended April 30, 2013	Year ended April 30, 2012	From Inception on June 2, 2010 to April 30, 2013
Expenses
General and Administrative Expenses	$32,846	$19,331	$54,187
Net (loss) from Operation before Taxes	(32,846)	(19,331)	(54,187)
Provision for Income Taxes	0	0	0
Net (loss)	$(32,846)	$(19,331)	$(54,187)
(Loss) per common share – Basic and diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	3,520,000	3,238,702

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP.
(A Development Stage Company)
Statement of Stockholders’ Equity
From Inception on June 2, 2010 to April 30, 2013

	Common Stock		Additional paid-in	Deficit accumulated During development
	Shares	Par Value	capital	stage	Total
Balance at inception on June 2, 2010	-	$-	$-	$-	$-
April 5, 2011
Common shares issued for cash at $0.001	3,000,000	3,000		-	3,000
Net (loss)				(2,010)	(2,010)
Balance as of April 30, 2011	3,000,000	3,000		(2,010)	990
Common shares issued for cash at $0.04	520,000	520	20,280		20,800
Net (loss)				(19,331)	(19,331)
Balance as of April 30, 2012	3,520,000	3,520	20,280	(21,341)	2,459
Net (loss)				(32,846)	(32,846)
Balance as of April 30, 2013	3,520,000	$3,520	$20,820	$(54,187)	$(30,387)

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP.
(A Development Stage Company)
Statements of Cash Flows

	Year ended April 30, 2013	Year ended April 30, 2012	From Inception on June 2, 2010 to April 30, 2013
Operating Activities
Net (loss)	$(32,846)	$(19,331)	$(54,187)
Prepaid expenses	7,500	(7,500)	-
Accounts Payable	200	(1,300)	400
Net cash (used) for operating activities	(25,146)	(28,131)	(53,787)
Financing Activities
Loans from Director	25,063	4,425	29,987
Proceeds from sale of common stock	-	20,800	23,800
Net cash provided by financing activities	25,063	25,225	53,787
Net increase (decrease) in cash and equivalents	(83)	(2,906)	0
Cash and equivalents at beginning of the period	83	2,989	0
Cash and equivalents at end of the period	$0	$83	$0
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP.

(A Development Stage Company)
Notes To The Financial Statements
April 30, 2013

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Amazonica, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 2, 2010.  We are a development-stage company in the field of marketing and distributing hardwood flooring. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities”. Amazonica, Corp. is in the business of distributing of Brazilian hardwood flooring. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, June 2, 2010 through April 30, 2013 the Company has accumulated losses of $54,187.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $54,187 as of April 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $0 cash as of April 30, 2013.

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
April 30, 2013

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

There were 3,520,000 shares of common stock issued and outstanding as of April 30, 2013.

AMAZONICA, CORP.

(A Development Stage Company)
Notes To The Financial Statements
April 30, 2013

NOTE 5 - INCOME TAXES

As of April 30, 2013 the Company had net operating loss carry forwards of $54,187 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On April 5, 2011, the Company issued a total of 3,000,000 shares of restricted common stock to Andre Caetano, our director and officer in consideration of $3,000.

On June 2, 2010, related party had loaned the Company $174.  On July 7, 2010, related party had loaned the Company $325. On July13, 2011, related party had loaned the Company $325. On March 29, 2012, related party had loaned the Company $4,100. For the year ended April 30, 2013 related party had loaned the Company $25,063.

As of April 30, 2013, total loan amount was $29,987. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive  and principal financial officer concluded that our disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting.

Andre Caetano, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive and Chief Financial Officer believes that, as of April 30, 2013, our internal control over financial reporting is effective based on those criteria.

Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following table sets forth information regarding our executive officer and directors.

Name and Address	Age	Position(s)

Andre Caetano	37	President, Treasurer and sole member of the Board of Directors

Ajila Velez Evelyn Vanessa	25	Secretary

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

Family Relationships.

There is no family relationship between any of our officers or directors.

Involvement in Legal Proceedings.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance.

None of our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Board Committees.

Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Director’s composition and our relatively limited operations, the Board of Directors is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

Audit Committeeand Financial Expert.

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

CodeofEthics.

We do not have a code of ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last two fiscal years ended on  April 30, 2012 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Andre Caetano	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0

Ajila Velez Evelyn Vanessa	2012	0	0	0	0	0	0	0	0
Secretary	2013	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

As of April 30, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of August 8, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 616,000,000 shares of our common stock issued as of August 8, 2013. Unless otherwise indicated, the address of each stockholder listed below is c/o Amazonica, Corp., Av. Presidente Medice, 120, Floor 1, Room#1, Osasco, SP 06268 Brazil.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Andre Caetano	348,000,000	56.81%
Common Stock	Ajila Velez Evelyn Vanessa	174,000,000	28.41%
Common Stock	All officers and directors (2 persons)	522,000,000	85.22%

Changes in Control.

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On April 5, 2011, we issued a total of 522,000,000 shares of restricted common stock to Andre Caetano, our director and officer in consideration of $3,000. On April 20, 2011, he sold a total of 174,000,000 shares of restricted common stock to Ajila Velez Evelyn Vanessa, our secretary in consideration of $1,000. All these 522,000,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing twelve months after their acquisition.

Further, Mr. Caetano has advanced funds to us. As of April 30, 2013, Mr. Caetano advanced us $29,987. There is no due date for the repayment of the funds advanced by Mr. Caetano. Mr. Caetano will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Mr. Caetano does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Caetano or the repayment of the funds to Mr. Caetano. The entire transaction was oral.

Director independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

 Item 14. Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed in each of the fiscal years ended April 30, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,250 and $4,250 respectively.

Audit-Related Fees.

For each of the fiscal years ended April 30, 2013 and 2012, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

None.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

3.1	Articles of Incorporation of the Registrant*
3.1.1	Certificate of Amendment to Articles of Incorporation of Amazonica, Corp. filed with the Secretary of State of the State of Nevada May 2, 2013**
3.2	Bylaws of the Registrant*
10.1	Exclusive Contract for Sale of Goods dated April 15, 2011 *
10.2	Form of Subscription Agreement *
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002***
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley***

101
The following materials from our Annual Report on Form 10-K for the year ended April 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets,  (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.****

* filed as the corresponding exhibit to the Form S-1 (Registration No. 333-174304) effective as of August 15, 2011
** filed as the corresponding exhibit to the Current Report on Form 8-K filed by the Company on July 25, 2013
*** filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZONICA, CORP.

Dated: August 13, 2013	By:	/s/ Andre Caetano
	Title:	President and Treasurer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 13, 2013	By:	/s/ Andre Caetano
	Title:	President and Treasurer (Principal Executive, Financial and Accounting Officer) and sole member of the Board of Directors