Form 10-Q
period 2013-07-31
AMAZONICA, CORP.
filed 2013-09-16
CIK 1518548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

333-174304
Commission File Number

Amazonica, Corp.
(Exact name of registrant as specified in its charter)

Nevada	99-0363013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

187 E. Warm Springs Rd., Suite B160, Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

(702) 297-6776
(Registrant’s telephone number, including area code)

Av. Presidente Medice, 120, Floor 1, Room #1, Osasco, Brazil SP 06268
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

616,000,000 common shares outstanding as of September 14, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.
Amazonica, Corp.

PART I – FINANCIAL INFORMATION

AMAZONICA, CORP.

UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED JULY 31, 2013 AND JULY 31, 2012
AND FOR THE PERIOD FROM INCEPTION (JUNE 2, 2010) TO JULY 31, 2013

REPORTED IN UNITED STATES DOLLARS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended July 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 as filed with the Securities and Exchange Commission on August 13, 2013.

AMAZONICA, CORP. (A Development Stage Company) Balance Sheets

Assets
	July 31, 2013 Unaudited	April 30, 2013
Current Assets
Cash	$0	$0
Prepaid Expenses	0	0
Total Assets	0	0
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$5,057	$400
Loan from Director	32,187	29,987
Total Current Liabilities	37,244	30,387
Stockholders’ Equity
Common stock, $0.001 par value, 1,500,000,000 shares authorized;
616,000,000 shares issued and outstanding as at July 31, 2013 and April 30, 2013 respectively	616,000	616,000
Additional paid-in-capital	(592,200)	(592,200)
Deficit accumulated during the development stage	(61,044)	(54,187)
Total stockholders’ equity	(37,244)	(30,387)
Total liabilities and stockholders’ equity	$0	$0

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP. (A Development Stage Company) Statements of Operations Unaudited

	Three months ended July 31, 2013	Three months ended July 31, 2012	From Inception on June 2, 2010 to July 31, 2013
Expenses
General and Administrative Expenses	$6,857	$8,125	$61,044
Net (loss) from Operation before Taxes	(6,857)	(8,125)	(61,044)
Provision for Income Taxes	0	0	0
Net (loss)	$(6,857)	$(8,125)	$(61,044)
(Loss) per common share – Basic and diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	616,000,000	616,000,000

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP. (A Development Stage Company) Statements of Cash Flows Unaudited

	Three months ended July 31, 2013	Three months ended July 31, 2012	From Inception on June 2, 2010 to July 31, 2013
Operating Activities
Net (loss)	$(6,857)	$(8,125)	$(61,044)
Prepaid expenses	-	2,500	-
Accounts Payable	4,657	(200)	5,057
Net cash (used) for operating activities	(2,200)	(5,825)	(55,987)
Financing Activities
Loans from Director	2,200	5,750	32,187
Proceeds from sale of common stock	-	-	23,800
Net cash provided by financing activities	2,200	5,750	55,987
Net increase (decrease) in cash and equivalents	0	(75)	0
Cash and equivalents at beginning of the period	0	83	0
Cash and equivalents at end of the period	$0	$8	$0
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP.

(A Development Stage Company)
Notes To The Financial Statements
July 31, 2013

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Amazonica, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 2, 2010. We are a development-stage company in the field of marketing and distributing hardwood flooring. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities”. Amazonica, Corp. is in the business of distributing of Brazilian hardwood flooring. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, June 2, 2010 through July 31, 2013 the Company has accumulated losses of $61,044.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $61,044 as of July 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the sale of equity.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $0 cash as of July 31, 2013.

AMAZONICA, CORP.

(A Development Stage Company)
Notes To The Financial Statements
July 31, 2013

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

AMAZONICA, CORP.

(A Development Stage Company)
Notes To The Financial Statements
July 31, 2013

NOTE 4 - COMMON STOCK

The authorized capital of the Company is 1,500,000,000 common shares with a par value of $ 0.001 per share. On April 5, 2011, the Company issued 525,000,000 shares of common stock at a price of $0.0000057 per share for total cash proceeds of $3,000. For the period ended April 30, 2012 the Company issued 91,000,000 shares of common stock at a price of $0.0002285 per share for total cash proceeds of $20,800.

On May 2, 2013 Amazonica, Corp. (the "Registrant") filed an Certificate of Amendment to its Articles of Incorporation (“Certificate”) with the Secretary of State of the State of Nevada to increase the number of shares of authorized capital of the Company from 75,000,000 shares of common stock, $0.001 par value per share, to 1,500,000,000 shares of common stock, $0.001 par value per share.

On May 24, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), our issued and outstanding shares of common stock increased from 3,520,000 to 616,000,000 shares of common stock, par value of $0.001 on the basis of a 175:1 forward split of our issued and outstanding shares of common stock. The forward split has been retroactively applied to all shares and per share figures in these financial statements.

There were 616,000,000 shares of common stock issued and outstanding as of July 31, 2013.

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

NOTE 6 - RELATED PARTY TRANSACTONS

On April 5, 2011, the Company issued a total of 525,000,000 shares of restricted common stock to Andre Caetano, our director and officer in consideration of $3,000.

On June 2, 2010, related party had loaned the Company $174. On July 7, 2010, the related party had loaned the Company $325. On July 13, 2011, related party had loaned the Company $325. On March 29, 2012, related party had loaned the Company $4,100. For the year ended April 30, 2013, related party had loaned the Company $25,063. For the three months period ended July 31, 2013 related party had loaned the Company $2,200.

As of July 31, 2013, total related party loan amount was $32,187. The loan is non-interest bearing, due upon demand and unsecured.

AMAZONICA, CORP.

(A Development Stage Company)
Notes To The Financial Statements
July 31, 2013

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

NOTE 8 - SUBSEQUENT EVENTS

On August 30, 2013, Andre Caetano, the principal shareholder of Amazonica, Corp. (the “Company”), entered into a Stock Purchase Agreement which provided for the sale of 350,000,000 shares of common stock of the Company (the “Purchased Shares”) to Michael Soursos (the “Purchaser”).

Effective as of August 30, 2013, in connection with the disposition of the Purchased Shares, Andre Caetano resigned from his positions as officer and the sole director of the Company. The Board of Directors of the Company elected Michael Soursos as President, Treasurer and the director of the Company.

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

Three months ended July 31, 2103 compared to the three months ended July 31, 2012

Our net loss for the three month period ended July 31, 2013 was $6,857 compared to a net loss of $8,125 during the three month period ended July 31, 2012 due to a small decrease in general and administrative expenses.

The Company has not generated any revenue since inception.

During the three month periods ended July 31, 2013 and July 31, 2012 respectively, we incurred general and administrative expenses of $6,857 and compared to $8,125 incurred during fiscal year ended July 31, 2012. These expenses incurred during the three month period ended July 31, 2013 consisted of $5,600 in professional fees and $1,257 in transfer agent fees.

Liquidity and Capital Resources

As of July 31, 2013, we had no assets and our total liabilities were $37,244, comprised of $32,187 loan payable to a director and $5,057 in accounts payable.

As of April 30, 2013, we had no assets and $30,387 in liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception (June 2, 2010 ) to July 31, 2013, cash provided by financing activities was $23,800 received from the sale of the issuance of 616,000,000 shares of common stock.

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

Going Concern

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $61,044 as of July 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the sale of equity.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended July 31, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

Changes in Control

As previously reported on a Current Report on Form 8-K, on August 30, 2013, Andre Caetano, the principal shareholder of Amazonica, Corp. (the “Company”), entered into a Stock Purchase Agreement which provided for the sale of 350,000,000 shares of common stock of the Company (the “Purchased Shares”) to Michael Soursos (the “Purchaser”). The consideration paid for the Purchased Shares, which represent 56.81% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $50,000. The purchase price was paid by the issuance by the Purchaser to Mr. Caetano of a promissory note. The 2-year note, which bears interest at the rate of 10% per year, is due and payable in two years. In addition, Mr. Caetano is entitled to five percent (5%) of the proceeds from the sale of any shares of the Purchased Shares during such two-year period.

Effective as of August 30, 2013, in connection with the disposition of the Purchase Shares, Andre Caetano resigned from his positions as officer and the sole director of the Company. The Board of Directors of the Company elected Michael Soursos as President, Treasurer and the director of the Company.

ITEM 6. EXHIBITS

Exhibits:

3.1	Articles of Incorporation of the Registrant*

3.1.1	Certificate of Amendment to Articles of Incorporation of Amazonica, Corp. filed with the Secretary of State of the State of Nevada May 2, 2013**

3.2	Bylaws of the Registrant*

10.1	Exclusive Contract for Sale of Goods dated April 15, 2011 *

10.2	Form of Subscription Agreement *

10.3	Stock Purchase Agreement***

10.4	Promissory Note***

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002****

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002****

32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley****

101.INS	XBRL Instance Document*****

101.SCH	XBRL Taxonomy Extension Schema Document*****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*****
_____________
*	filed as the corresponding exhibit to the Form S-1 (Registration No. 333-174304) effective as of August 15, 2011
**	filed as the corresponding exhibit to the Current Report on Form 8-K filed by the Company on July 25, 2013
***	filed as the corresponding exhibit to the Current Report on Form 8-K by the Company on September 3, 2013
****	filed herewith
*****
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMAZONICA, CORP.

Date: September 16, 2013	By:	/s/ Michael Soursos
	Name:	Michael Soursos
	Title:	Principal Executive Officer and Principal Financial Officer