Form 10-Q
period 2013-10-31
AMAZONICA, CORP.
filed 2013-12-23
CIK 1518548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

333-174304
Commission File Number

Amazonica Corp.
(Exact name of registrant as specified in its charter)

Nevada	99-0363013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

187 E. Warm Springs Rd., Suite B160, Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

(702) 297-6776
(Registrant’s telephone number, including area code)

_______________________________________________________________________
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

616,000,000 common shares outstanding as of December 13, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Amazonica, Corp.

TABLE OF CONTENTS

		Page
PART I – Financial Information

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	6

PART II – Other Information

Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Mine Safety Disclosures	7
Item 5.	Other Information	7
Item 6.	Exhibits
	Signatures

PART I – FINANCIAL INFORMATION

AMAZONICA, CORP.

UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED OCTOBER 31, 2013 AND OCTOBER 31, 2012
AND FOR THE PERIOD FROM INCEPTION (JUNE 2, 2010) TO OCTOBER 31, 2013

REPORTED IN UNITED STATES DOLLARS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended October 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 as filed with the Securities and Exchange Commission on August 13, 2013.

AMAZONICA,CORP
(A Development Stage Company)
Balance Sheets

	(Unaudited)	Audited
	October 31, 2013	April 30, 2013
Assets
Current Assets
Cash	$78,000	$-
Other Current Assets
Pre-Paid Expenses	200,000	-
Total Assets	$278,000	$-

Liabilities and Stockholders Equity
Current Liabilities
Accounts payable	$25,178	$400
Loan from shareholder	36,187	29,987
Accrued interest	575	-
Derivative (Accrued Interest payable)	1,023	-
Total Current liabilities	62,963	30,387
Long Term Liabilities
Loan from Anton Group Hill	300,000	-
Total Long Term Liabilities	300,000	-
Total Liabilities	362,963	30,387

Common stock, $0.001 par value, 1,500,000,000 authorized;
215,000,000 shares issued and outstanding at October 31, 2013
and 616,000,000 at April 30, 2013 respectively.	215,000	616,000
Additional paid-in capital	(191,200)	(592,200)
Deficit accumulated during exploration stage	(108,763)	(54,187)
Total Stockholder's equity	(84,963)	(30,387)

Total liabilities and stockholders' equity	$278,000	$-

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Inception June 2, 2010 Through
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013

Expenses
General and Administative Expenses	46,121	17,925	52,978	26,050	107,165
Amortization expense	1,023	-	1,023	-	1,023
Interest expense	575	-	575	-	575
Net Loss	$47,719	$(17,925)	$54,576	$(26,050)	$108,763

(Loss) per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of
common shares outstanding	215,000,000	616,000,000	215,000,000	616,000,000

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended	Inception June 2, 2010 Through
	October 31, 2013	October 31, 2012	October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,576)	$(26,050)	$(108,763)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Accrued interest	575	-	575
Derivative (accrued interest payable)	1,023	-	1,023
Pre-paid expenses	(200,000)	5,000	(200,000)
Changes in operating assets and liabilities:
Accounts payable	24,778	-	25,178
Net cash used in operating activities	(228,200)	(21,050)	(281,987)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Anton Group Hill	400,000	-	400,000
Loan from Anton Group Hill debt discount	(100,000)	-	(100,000)
Proceeds from shareholder advances	6,200	20,950	36,187
Issuance of common stock for cash	-	-	23,800

Net cash provided by financing activities	306,200	20,950	359,987

Net change in cash	78,000	(100)	78,000

Cash and cash equivalents at beginning of period	-	83	-

Cash and cash equivalents at end of period	$78,000	$(17)	$78,000

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH ACTIVITIES	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP.
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2013

NOTE 1   NATURE OF OPERATIONS

Amazonica, Corp. (the “Company”) was incorporated in the State of Nevada on June 2, 2010, and its year-end is April 30.  The Company is in the development stage with no revenues and limited operating history.

On August 30, 2013, there was a complete change in management and the Company changed its focus from developing a distribution network of Brazilian hardwood flooring to developing technologies related to researching, developing and producing pure hydrogen. The ultimate goal is the full commercialization of the results of these efforts.

On October 16, 2013, the Company submitted to the State of Nevada documentation registering that the Company was now doing business as (d.b.a.) Euro-American Hydrogen Corp.

The accompanying unaudited interim financial statements of Amazonica, Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s 10K Annual Report filed with the SEC.  In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2   GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(108,763) as at October 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3   STOCKHOLDER’S EQUITY

On May 2, 2013, The Company authorized an Amendment to the Articles of Incorporation, allowing the Company to issue up to a maximum of  one billion, five hundred million (1,500,000,000) shares of common stock at par value of $0.001 per share.

On May 24, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”) the Company’s issued and the outstanding shares of common stock increased from 3,520,000 to 616,000,000 at a par value $0.001 on the basis of a 175:1 forward stock split. The forward split has been retroactively applied to all shares and per share figures in these financial statements.

On October 4, 2013, a total of 401,000,000 shares of common stock were gifted back to the Company by two shareholders and placed into treasury.  This resulted in a reduction of the number of common shares outstanding.

As of October 31, 2013 there are 1,500,000,000 shares of common stock at par value of $0.001 per share authorized and 215,000,000 issued and outstanding.

NOTE 4   RELATED PARTY TRANSACTIONS

On September 30, 2013, the Company entered into a consulting agreement with Michael Soursos, the President of the Company, on an independent contractor basis. The duration of the contract is for 36 months through October 31, 2016 unless terminated earlier by mutual consent. The monetary terms are as follows; $4,000 per month for the first six months, $5,000 per month for the next six months and then $7,500 for the remaining 24 months of the agreement.

As of October 31, 2013, there is an accrued payment due of $4,000 to Mr Soursos.

As of October 31, 2013, there are outstanding loans from a shareholder totalling $36,187. These advances are unsecured, carry no interest or collateral and there are currently no plans for repayment.

NOTE 5   OTHER LOANS

On October 24, 2013, the Company obtained financing for further research on the first patent that it filed on October 28, 2013, for pure hydrogen production. At the same time, two hundred and twenty two thousand dollars ($222,000) was paid to CRDF Global (U.S. Civilian Research & Development Foundation) to manage and facilitate the research.

This financing is in the form of an “Unsecured Convertible Promissory Note” (the Note). The principle sum is three hundred thousand dollars ($300,000) and carries a simple interest rate of ten per cent (10%) per annum payable quarterly in arrears. The principle loan can be repaid in whole but not in part with accrued interest, at any time without penalty on the production of a written notice ten days in advance.

The note holder has the option to convert the principle sum plus any accrued interest into non-assessable common shares of stock at a conversion price of seventy-five per cent (75%) of the fair market value of the shares, five days prior to the conversion date. Once the conversion has taken place, it is irrevocable.

As of October 31, 2013, there is accrued interest due in the sum of $575.

NOTE 6   OTHER AGREEMENTS

On September 27, 2013, The Company, doing business as  Euro American Hydrogen Corp, entered into a an independent consulting agreement with Gennadiy Glazunov, who will join the Scientific Advisory Board of the Company to advise the Company’s management on matters related to strategic planning and business management. The duration of the Agreement is for two years and may be extended for two further years by mutual agreement.  Mr Glazunov’s sole compensation is one thousand dollars ($1,000) per month.

These financial statements should also be read in conjunction with Form 8K which was filed with The Securities and Exchange Commission (SEC) on October 24, 2013.

NOTE 7   SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between October  31, 2013 and December 6, 2013 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We were incorporated in the State of Nevada on June 2, 2010. Until October 7, 2013 we were in the business of distributing of Brazilian hardwood flooring.  On October 7, 2013, On October 7, 2013, the Company reported the entry into certain agreements between our sole officer and director, Michael Soursos (“Soursos”) and Gennadiy Petrovich Glazunov (“Glazunov”), the holder of certain know how and trade secrets as they relate to pure hydrogen production, whereby Soursos transferred a total of of 64,500,000 shares of our common stock from the 120,000,000 shares of common stock held by Soursos in his personal name to Glazunov and his assigns in exchange for the rights to the know how and trade secrets and the filing of a patent covering such technology in the USA. On October 28, 2013, Glazunov provided the documentation related to the patent and the patent has been filed by the Company’s U.S. patent attorney, with the United States Patent and Trademark Office (“USPTO”).

We have not generated any revenues and the only operations we have engaged in to prior to October 7, 2013 were developing of business plan and executing of an Exclusive Contract for Sale of Goods on April 15, 2011 with Equatorian S.A. Laminados Amazonia, where we engaged Equatorian S.A. Laminados Amazonia as our supplier of hardwood flooring.  On October 16, 2013, the Company submitted to the State of Nevada documentation registering that the Company was now doing business as (d.b.a.) Euro-American Hydrogen Corp., and we have focused on continued development of pure hydrogen production.

Plan of Operation

With the change in management to Michael Soursos, the new management set about to identify new business opportunities that he believed would allow for the growth of the Company and determined that there was substantive opportunity to progress technologies related to the production of pure hydrogen. Shortly after changing our business focus to the development of hydrogen production related technologies, we identified an opportunity to acquire and file patent rights for hydrogen production technology related to the production of pure hydrogen utilizing a unique one-step process.

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

Six months ended October 31, 2103 compared to the three months ended October 31, 2012

Our net loss for the three month period ended October 31, 2013 was $53,553 compared to a net loss of $26,050 during the three month period ended October 31, 2012 due to a small decrease in general and administrative expenses.

The Company has not generated any revenue since inception.

During the six month periods ended October 31, 2013 and July 31, 2012 respectively, we incurred general and administrative expenses of $53,553 and compared to $26,050 incurred during fiscal year ended October 31, 2012.

Liquidity and Capital Resources

As of October 31, 2013, we had $278,000 in assets and our total liabilities were $361,940, comprised of $32,187 loan payable to a shareholder, long term liabilities of $300,000 as a loan payable to Anton Hill Group, LLC and $29,178 in accounts payable.

As of April 30, 2013, we had no assets and $30,387 in liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception (June 2, 2010)  to October 31, 2013, cash provided by financing activities was $355,987 received from the sale of the issuance of 616,000,000 shares of common stock and convertible debt.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing.

We estimate that within the next 12 months we will need approximately $2,000,000 for acquisition of inventory, marketing and developing a distribution chain.

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

Going Concern

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $107,740 as of October 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the sale of equity.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

Changes in Control

No change in control has occurred since the last filing.

ITEM 6. EXHIBITS

Exhibits:

3.1	Articles of Incorporation of the Registrant*

3.1.1	Certificate of Amendment to Articles of Incorporation of Amazonica, Corp. filed with the Secretary of State of the State of Nevada May 2, 2013**

3.2	Bylaws of the Registrant*

10.1	Exclusive Contract for Sale of Goods dated April 15, 2011 *

10.2	Form of Subscription Agreement *

10.3	Stock Purchase Agreement***

10.4	Promissory Note***

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002****

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley****

101.INS	XBRL Instance Document*****

101.SCH	XBRL Taxonomy Extension Schema Document*****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*****
_____________
*	filed as the corresponding exhibit to the Form S-1 (Registration No. 333-174304) effective as of August 15, 2011
**	filed as the corresponding exhibit to the Current Report on Form 8-K filed by the Company on July 25, 2013
***	filed as the corresponding exhibit to the Current Report on Form 8-K by the Company on September 3, 2013
****	filed herewith
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

AMAZONICA, CORP.

Date: December 23, 2013	By:	/s/ Michael Soursos
	Name:	Michael Soursos
	Title:	Principal Executive Officer and Principal Financial Officer