Form 10-Q/A
period 2013-10-31
AMAZONICA, CORP.
filed 2014-01-22
CIK 1518548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Amendment #1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

215,000,000 common shares outstanding as of December 13, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Explanatory Note:

The reason for the filing of this amendment is that there was typographical error on page 2 incorrectly stating the current outstanding shares as of December 13, 2013. In addition, the “shell box” was inadvertently checked off. The Company ceased being a shell on October 30, 2013, when it filed it’s “Super 8K”, thus we are amending to correct this as well. The filing was generally reviewed for any additional typographical errors and inconsistencies. We have made appropriate corrections and have provided a more complete and consistent description of funding requirements over the next 12 months.

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

AMAZONICA,CORP
(A Development Stage Company)
Balance Sheets
(Unaudited)

	(Unaudited)	Audited
	October 31, 2013	April 30, 2013
ASSETS
Current Assets
Cash	$78,000	$-
Other Current Assets
Pre-Paid Expenses	200,000
Total Assets	$278,000	$-

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$25,178	$400
Loan from shareholder	36,187	29,987
Accrued interest	575	-
Derivative (Accrued Interest payable)	1,023	-
Total Current liabilities	62,963	30,387
Long Term Liabilities
Loan from Anton Group Hill	300,000
Total Long Term Liabilities	300,000
Total Liabilities	362,963

Common stock, $0.001 par value, 1,500,000,000 authorized;
215,000,000 shares issued and outstanding at October 31, 2013
and 616,000,000 at April 30, 2013 respectively.	215,000	616,000
Additional paid-in capital	(191,200)	(592,200)
Deficit accumulated during exploration stage	(108,763)	(54,187)
Total Stockholder's equity	(84,963)	(30,387)

Total liabilities and stockholders' equity	$278,000	$-

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Inception June 2, 2010 Through
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013

Expenses
General and Administative Expenses	46,121	17,925	52,978	26,050	107,165
Amortization expense	1,023	-	1,023	-	1,023
Interest expense	575	-	575	-	575
Net Loss	$47,719	$(17,925)	$(54,576)	$(26,050)	$(108,763)

(Loss) per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of
common shares outstanding	215,000,000	616,000,000	215,000,000	616,000,000

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

On August 30, 2013, there was a complete change in management and as a result the Company has discontinued the distribution of Brazilian hardwood flooring and is now concentrating completely on the evolution of technologies related to the manufacture, research and development related to the production of pure hydrogen. The ultimate goal is the full commercialization of the results of these efforts.

On October 16, 2013, the Company submitted to the State of Nevada documentation registering that the Company was now doing business as (d.b.a.) Euro-American Hydrogen Corp.

The accompanying unaudited interim financial statements of Amazonica, Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s 10K Annual Report filed with the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements, for fiscal year 2012, as reported, have been omitted.

NOTE 2   GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(107,740) as at October 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3   STOCKHOLDER’S EQUITY

On May 2, 2013, The Company authorized an Amendment to the Articles of Incorporation, allowing the Company to issue up to a maximum of  one billion, five hundred (1,500,000,000) shares of common stock at par value of $0.001 per share.

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

As of October 31, 2013, there are outstanding loans from a shareholder totaling $32 ,187. These advances are unsecured, due on demand and carry no interest or collateral .

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

NOTE 7   SUBSEQUENT EVENTS

On November 11, 2013, the Company entered into a new Consulting Agreement with Gennadiy Glazunov (“the consultant”), which replaces in its entirety, the one entered into on September 27, 2013.

The consultant will become the initial member and Chairman of the Scientific Advisory Board of the Company which shall be formed in order that the Company shall have the benefit if qualified advice and guidance on the technologies currently being patented by the Company and other technologies that may become available to the Company.

The term of this agreement is initially for two years from the date of execution and may be extended for another two years by mutual agreement.

The consultant’s sole compensation shall be $2,500 per month for the first year and then $1,000 per month for the second year. He shall receive $18,000 upon signing of this agreement and then payments of $1,000 per month thereafter. The consultant is an “Independent Contractor” to the Company and under no circumstances is considered to be an employee.

On November 11, 2013 the Company, doing business as Euro American Hydrogen Corp., entered into a Consulting Agreement with Dymtro Vyngradov (“the consultant”).

The consultant will work with the Scientific Advisory Board on scientific matters and will also advise the Company regarding strategic planning and business development. He will also attend meetings that require a “technical translator” as well as translating documents and advising the Company on any other matters that the Company may request.

The term of this agreement is initially for two years from the date of execution and may be extended for another two years by mutual agreement.

The consultant’s sole compensation shall be $2,500 per month for the first year and then $1,000 per month for the second year. He shall receive $18,000 upon signing of this agreement and then payments of $1,000 per month thereafter. The consultant is an “Independent Contractor” to the Company and under no circumstances is considered to be an employee.

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

Six months ended October 31, 2013 compared to the six months ended October 31, 2012

Our net loss for the six month period ended October 31, 2013 was $ 54,576 compared to a net loss of $26,050 during the six month period ended October 31, 2012 due to a small decrease in general and administrative expenses.

The Company has not generated any revenue since inception.

During the six month periods ended October 31, 2013 and October 31, 2012 respectively, we incurred general and administrative expenses of $ 52,978 and compared to $26,050 incurred during fiscal year ended October 31, 2012.

Liquidity and Capital Resources

As of October 31, 2013, we had $278,000 in assets and our total liabilities were $ 362,963 , comprised of $ 36 ,187 loan payable to a shareholder, $575 accrued interest plus $1,075 accrued interest payable (derivative), long term liabilities of $300,000 as a loan payable to Anton Hill Group, LLC and $ 25 ,178 in accounts payable.

The Company may not be able to execute its current business plan and fund business operations long enough to achieve profitability without obtaining financing. The Company has received interim financing from a related party. The Company's ultimate success may depend upon its ability to raise capital. There can be no assurance that funds will be available to the Company when needed from any source or; if available, on terms that are favorable to the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception (June 2, 2010) to October 31, 2013, cash provided by financing activities was $ 359 ,987 received from the sale of the issuance of 616,000,000 shares of common stock , shareholder loans and convertible debt.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing.

We currently have one project related to our business. We will require a minimum of $222,000 to finance our current project over the next 12 months. We have sufficient funding to fund the research and development on the patents, however, we do not have sufficient capital to cover all of our costs for the next twelve months, and there can be no assurance that we will be able to secure such capital.

We anticipate that we will require a minimum of $500,000.00 to fund operations for the next twelve months, which should allow for the development of our technology and for the Company to seek acquisitions of technologies and fund development of those technologies related to our planned business.

While we have sufficient funding to meet our obligations relating to the development of our technology, we do not have sufficient funding to meet our next twelve month obligations, our ability to meet our financial liabilities and commitments will be dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We estimate that our expenses over the next 12 months will be approximately $500,000.00 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	50,000.00
Technology Expenditures	12 months	222,000.00
Management and operating costs	12 months	54,000,00
Salaries and consulting fees	12 months	12,000.00
Fixed asset purchases	12 months	12,000.00
General and administrative expenses	12 months	50,000.00
Working Capital	12 months	100,000.00
Total		500,000.00

We intend to meet our cash requirements for the next 12 by way of equity and/or debt financings. We have sufficient funding to fund our technology development and some funding for operations but we do not currently have sufficient funding to meet our budget for expenditures for the next twelve months. There is no assurance that any such financing will be available or if available, on terms that will be acceptable to us.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. However, as control of the Company has changed, we have enlisted new service providers and have been tasked with properly managing work flow. We do not anticipate issues with Internal Controls over Financial Reporting in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

Changes in Control

No change in control has occurred since the last filing.

ITEM 6. EXHIBITS

Exhibits:

3.1	Articles of Incorporation of the Registrant*

3.1.1	Certificate of Amendment to Articles of Incorporation of Amazonica, Corp. filed with the Secretary of State of the State of Nevada May 2, 2013**

3.2	Bylaws of the Registrant*

10.1	Exclusive Contract for Sale of Goods dated April 15, 2011 *

10.2	Form of Subscription Agreement *

10.3	Stock Purchase Agreement***

10.4	Promissory Note***

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002****

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley****

101.INS	XBRL Instance Document*****

101.SCH	XBRL Taxonomy Extension Schema Document*****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*****
_____________
*	filed as the corresponding exhibit to the Form S-1 (Registration No. 333-174304) effective as of August 15, 2011
**	filed as the corresponding exhibit to the Current Report on Form 8-K filed by the Company on July 25, 2013
***	filed as the corresponding exhibit to the Current Report on Form 8-K by the Company on September 3, 2013
****	Filed in the original Form 10-Q filed on December 13, 2013
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

AMAZONICA, CORP.

Date: January 22, 2014	By:	/s/ Michael Soursos
	Name:	Michael Soursos
	Title:	Principal Executive Officer and Principal Financial Officer