Form 10-K/A
period 2013-04-30
AMAZONICA, CORP.
filed 2014-01-27
CIK 1518548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment #1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-174304

AMAZONICA, CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0363013
(State of incorporation)	(I.R.S. Employer Identification No.)

Av. Presidente Medice, 120, Floor 1, Room #1, Osasco, Brazil	SP 06268
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of providing inserting the conformed signature of independent auditors on their report, which was inadvertently omitted from the initial filing, and to correct additional typographical errors. Except for these corrections, there have been no changes in any of the financial or other information contained in the report. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.  We have also included the Auditor’s Consent as an exhibit attached hereto.

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

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception (June 2, 2010 ) to April 30, 2013, cash provided by financing activities was $ 53,787 of which $29,987 was loaned from our Director and  $23,800 was received from the sale of the issuance of 520,000 shares at $0.04 per share and 3,000,000 shares at $0.001 per share.

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
206.547.6050

INDEPENDENT AUDITOR’ REPORT ON FINANCIAL STATEMENTS

To the Board of Directors
Amazonica, Inc.

We have audited the accompanying balance sheets of Amazonica, Inc. (A Development Stage Company) as of April 30, 2013 and April 30, 2012 and the related statements of operations, stockholders’ equity and cash flows for the periods then ended, in-addition to the period from June 2, 2010 (inception) to April 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financials based on our audit.

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

/s/ Thomas J. Harris
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

3.1	Articles of Incorporation of the Registrant*
3.1.1	Certificate of Amendment to Articles of Incorporation of Amazonica, Corp. filed with the Secretary of State of the State of Nevada May 2, 2013**
3.2	Bylaws of the Registrant*
10.1	Exclusive Contract for Sale of Goods dated April 15, 2011 *
10.2	Form of Subscription Agreement *
23.1	Consent of Thomas J Harris CPA****
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002***
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley***

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

** filed as the corresponding exhibit to the Current Report on Form 8-K filed by the Company on July 25, 2013
*** filed as corresponding exhibit to the Form 10-K filed by the Company on August 13, 2013

**** filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZONICA, CORP.

Dated: January 27, 2014	By:	/s/ Michael Soursos
	Title:	Michael Soursos President , Chief Executive Officer , Chief Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 27, 2014	By:	/s/ Michael Soursos
	Title:	Michael Soursos President , Chief Executive Officer, Chief Financial Officer , Secretary, Treasurer and Director