Form 10-Q
period 2014-01-31
AMAZONICA, CORP.
filed 2014-03-24
CIK 1518548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

333-174304
Commission File Number

Amazonica Corp.
(Exact name of registrant as specified in its charter)

Nevada	99-0363013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2770 S. Maryland Parkway, #313 Las Vegas, NV 89109	89109
(Address of principal executive offices)	(Zip Code)

(702) 297-6776
(Registrant’s telephone number, including area code)

187 E. Warm Springs Rd., Suite B160, Las Vegas, NV 89119
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

215,000,000 common shares outstanding as of March 19, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Amazonica, Corp.

PART I – FINANCIAL INFORMATION

AMAZONICA, CORP.

UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JANUARY 31, 2014 AND JANUARY 31, 2013
AND FOR THE PERIOD FROM INCEPTION (JUNE 2, 2010) TO JANUARY 31, 2014

REPORTED IN UNITED STATES DOLLARS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended January 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 as filed with the Securities and Exchange Commission on August 13, 2013.

AMAZONICA, CORP. (A Development Stage Company) Balance Sheets Unaudited

	January 31, 2014	April 30, 2013
Assets
Current Assets
Cash	$10,117	$-
Other Current Assets
Pre-Paid Expenses	175,000	-
Total Assets	$185,117	$-

Liabilities and Stockholders Equity
Current Liabilities
Accounts payable	$400	$400
Loan from shareholder	32,188	29,987
Accrued interest	8,542	-
Derivative (Accrued Interest payable)	15,249	-
Total Current liabilities	56,379	30,387
Long Term Liabilities
Loan from Anton Group Hill (Tandem)	33,333	-
Loan from Anton Group Hill	400,000	-
Debt discount	(108,333)	-
Total Long Term Liabilities	325,000	-
Total Liabilities	381,379	30,387
Common stock, $0.001 par value, 1,500,000,000 authorized; 215,000,000 shares issued and outstanding at January 31, 2014 and 616,000,000 at April 30, 2013 respectively.	215,000	616,000
Additional paid-in capital	(191,200)	(592,200)
Deficit accumulated during exploration stage	(220,062)	(54,187)
Total Stockholder's equity	(196,262)	(30,387)

Total liabilities and stockholders' equity	$185,117	$-

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP. (A Development Stage Company) Statements of Operations Unaudited

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Nine Months Ended January 31, 2014	Nine Months Ended January 31, 2013	Inception June 2, 2010 Through January 31, 2014
Expenses
General and Administrative Expenses	68,309	4,646	117,084	30,696	171,271
Research and Development	25,000		25,000		25,000
Amortization expense	15,249	-	15,249	-	15,249
Interest expense	6,944	-	8,542	-	8,542
Net Loss	$115,502	$4,646	$165,875	$30,696	$220,062

(Loss) per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	215,000,000	616,000,000	215,000,000	616,000,000

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP. (A Development Stage Company) Statements of Cash Flows Unaudited

	Nine Months Ended January 31, 2014	Nine Months Ended January 31, 2013	Inception June 2, 2010 Through January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(165,875)	$(30,696)	$(220,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Rounding	1		1
Accrued interest	8,542	-	8,542
Derivative (accrued interest payable)	15,249	-	15,249
Pre-paid expenses	(175,000)	7,500	(175,000)
Changes in operating assets and liabilities:
Accounts payable	-	(200)	400
Net cash used in operating activities	(317,083)	(23,396)	(370,870)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Anton Group Hill (Tandem)	33,333	-	33,333
Loan from Anton Group Hill	400,000	-	400,000
Loan from Anton Group Hill debit discount	(108,333)	-	(108,333)
Proceeds from shareholder advances	2,200	23,353	32,187
Issuance of common stock for cash	-	-	23,800
Net cash provided by financing activities	327,200	23,353	380,987
Net change in cash	10,117	(43)	10,117
Cash and cash equivalents at beginning of period	-	83	-
Cash and cash equivalents at end of period	$10,117	$40	$10,117
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
NON-CASH ACTIVITIES	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP. (A Development Stage Company) Notes To The Financial Statements January 31, 2014

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

On October 16, 2013, the Company submitted to the State of Nevada documentation registering that the Company was now doing business as (d.b.a.) Euro-American Hydrogen Corp. Due to a clerical error, the Company has resubmitted the fictitious name filing in Clark County, Nevada under the name “Euro-American Hydrogen”. The file is currently pending.

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

NOTE 2 GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(220,062) as at January 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized a nominal amount of revenue from inception, it is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not fully commenced.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $10,117 cash and $0 cash equivalents as of January 31, 2014.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

NOTE 4 STOCKHOLDER’S EQUITY

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

As of January 31, 2014 there are 1,500,000,000 shares of common stock at par value of $0.001 per share authorized and 215,000,000 issued and outstanding.

NOTE 5 RELATED PARTY TRANSACTIONS

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

Mr Soursos provides management services to the Company for at least 80 hours per month.

As of January 31, 2014, there are outstanding loans from a shareholder totaling $32,187. These advances are unsecured, due on demand and carry no interest or collateral.

NOTE 6 OTHER LOANS

On October 24, 2013, the Company obtained financing for further research on the first patent that it filed on October 28, 2013, for pure hydrogen production. At the same time, two hundred and twenty two thousand dollars ($222,000) was paid to CRDF Global (U.S. Civilian Research & Development Foundation) to manage and facilitate the research.

The sum of $200,000 of the $220,000 paid to CRDF Global has been recorded on the balance sheet as a “prepaid expense”. This is advance payment for further research on the Company’s first patent on pure hydrogen production.

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

On December 20, 2013, the Company issued an Unsecured Convertible Promissory Note (The “Note”) to Anton Group Hill Ltd., or it’s permitted assigns in the principle sum of Twenty Five Thousand Dollars ($25,000). This is a working capital loan which carries a simple interest rate of 10% per annum payable quarterly in arrears and matures in two (2) years from the date of issue.

The principle can be repaid in whole but not in part with accrued interest, at any time without penalty on the production of a written notice ten days in advance.

The “Note” holder has the option to convert the principle sum plus any accrued interest into no-assessable common shares of stock at a conversion price of seventy-five per cent (75%) of the fair market value of the shares, five days prior to the conversion date. Once the conversion has taken place, it is irrevocable. The Company has recorded a beneficial conversion feature of $33,333 which will amortize over the life of note. The balance of the accrued interest and note discount was $8,836 as of January 31, 2014.

As of January 31, 2014, there is accrued interest due in the sum of $8,542.

NOTE 7 OTHER AGREEMENTS

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

NOTE 8 SUBSEQUENT EVENTS

In Accordance with SFAS 165 (ASC 855-10) management has reviewed events between January 31, 2014 and the date of filing of March 21, 2014 and has determined that it has the following material subsequent events to disclose in these financial statements.

On March 19, 2014, Amazonica Corp, d.b.a. Euro American Hydrogen, entered into a lease agreement with BPL Maryland Parkway Building, LLC for the lease of 2770 S. Maryland Parkway #313, Las Vegas, NV 89109 for $575 per month. Payment was directed to BPL Maryland Parkway Building, LLC on March 21, 2014 in the amount of $4,125, consisting of 6 months rent in advance, $575 security deposit, and $100 application fee.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We were incorporated in the State of Nevada on June 2, 2010. Until October 7, 2013 we were in the business of distributing of Brazilian hardwood flooring. On October 7, 2013, On October 7, 2013, the Company reported the entry into certain agreements between our sole officer and director, Michael Soursos (“Soursos”) and Gennadiy Petrovich Glazunov (“Glazunov”), the holder of certain know how and trade secrets as they relate to pure hydrogen production, whereby Soursos transferred a total of 64,500,000 shares of our common stock from the 120,000,000 shares of common stock held by Soursos in his personal name to Glazunov and his assigns in exchange for the rights to the know how and trade secrets and the filing of a patent covering such technology in the USA. On October 28, 2013, Glazunov provided the documentation related to the patent and the patent has been filed by the Company’s U.S. patent attorney, with the United States Patent and Trademark Office (“USPTO”).

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

On March 19, 2014, Amazonica Corp, d.b.a. Euro American Hydrogen, entered into a lease agreement with BPL Maryland Parkway Building, LLC for the lease of 2770 S. Maryland Parkway #313, Las Vegas, NV 89109 for $575 per month. Payment was directed to BPL Maryland Parkway Building, LLC on March 21, 2014 in the amount of $4,125, consisting of 6 months rent in advance, $575 security deposit, and $100 application fee.

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

Nine months ended January 31, 2014 compared to the nine months ended January 31, 2013

Our net loss for the nine month period ended January 31, 2014 was $165,875 compared to a net loss of $30,696 during the nine month period ended January 31, 2013 due to an increase in general and administrative expenses.

The Company has not generated any revenue since inception.

During the nine month periods ended January 31, 2014 and January 31, 2013 respectively, we incurred general and administrative expenses of $ 117,084 and compared to $ 30,696 incurred during the nine months ended January 31, 2013.

Liquidity and Capital Resources

As of January 31, 2014, we had $185,117 in assets and our total liabilities were $ 381,379, comprised of $32,188 loan payable to a shareholder, $8,542 accrued interest plus $15,249 accrued interest payable (derivative), long term liabilities of $433,000 aa loans payable to Anton Hill Group, LLC, $(108,333) as a debit discount on the loans payable to Anton Hill Group, LLC and $400 in accounts payable.

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

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception (June 2, 2010) to January 31, 2014, cash provided by financing activities was $327,200 received from the sale of the issuance of 616,000,000 shares of common stock, shareholder loans and convertible debt.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing.

We currently have one project related to our business. We will require a minimum of $200,000 to finance our current project over the next 12 months. We have sufficient funding to fund the research and development on the patents, however, we do not have sufficient capital to cover all of our costs for the next twelve months, and there can be no assurance that we will be able to secure such capital.

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

Going Concern

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $220,062 as of January 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the sale of equity.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2014, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. However, as control of the Company has changed, we have enlisted new service providers and have been tasked with properly managing work flow. We do not anticipate issues with Internal Controls over Financial Reporting in the future.

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

Changes in Control

No change in control has occurred since the last filing.

ITEM 6. EXHIBITS

Exhibits:

3.1	Articles of Incorporation of the Registrant*

3.1.1	Certificate of Amendment to Articles of Incorporation of Amazonica, Corp. filed with the Secretary of State of the State of Nevada May 2, 2013**

3.2	Bylaws of the Registrant*

10.1	Exclusive Contract for Sale of Goods dated April 15, 2011*

10.2	Form of Subscription Agreement*

10.3	Stock Purchase Agreement***

10.4	Promissory Note***

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002****

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley****

101.INS	XBRL Instance Document*****

101.SCH	XBRL Taxonomy Extension Schema Document*****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*****
_____________
*	filed as the corresponding exhibit to the Form S-1 (Registration No. 333-174304) effective as of August 15, 2011
**	filed as the corresponding exhibit to the Current Report on Form 8-K filed by the Company on July 25, 2013
***	filed as the corresponding exhibit to the Current Report on Form 8-K by the Company on September 3, 2013
****	Filed with this Form 10-Q filing.
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

AMAZONICA, CORP.

Date: March 24, 2014	By:	/s/ Michael Soursos
	Name:	Michael Soursos
	Title:	Principal Executive Officer and Principal Financial Officer