Form 10-K
period 2014-04-30
AMAZONICA, CORP.
filed 2014-08-08
CIK 1518548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of August 9, 2014, the registrant had 616,000,000 shares of common stock issued and outstanding.

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

General

Amazonica, Corp. (hereinunder “we,” “the Company” or “the Registrant”) was incorporated in the State of Nevada on June 2, 2010. On March 28, 2014, the Company submitted its patent application with the United States Patent and Trademark Office for our “Ultra-Pure Hydrogen Generating Device Using Combustion Of A Mixture Of Ethanol And Gasoline”, application number 61972088. The patent was based on ongoing research and development work from the Company’s team of scientists, led by Dr. Gennadiy Petrovich Glazunov, a world renowned scientist at the Institute of Plasma Physics of the National Science Center of the National Academy of Science, located within the Kharkov Institute of Physics and Technology.

The main objective of the invention is to improve the method of generating ultra-pure hydrogen while both enhancing its productivity and reducing environmental impact associated with the ultra-pure hydrogen production. This particular methodology is capable of producing ultra-pure hydrogen at productivity level previously unachievable. It is a known fact that environmental impact is lower if in the combustion the mixture of gasoline and ethanol is used instead of gasoline alone. However, it was not previously known the incorporation of ethanol in gasoline yields improvements in pure hydrogen production. According to experimental results disclosed in the filed patent application, the present use of ethanol/gasoline mixture offers not only reduced environmental impact, but also enhances productivity of hydrogen generation by 25-50%.

Amazonica’s system for producing 99.999% pure hydrogen—wherever and whenever it is needed—is a technological breakthrough. This low cost, environmentally friendly fuel source could transform the industrial economies and the developing world.

Amazonica’s production method solves the problems currently associated with the hydrogen production: cost, distribution and purity. This breakthrough will enable high quality hydrogen to be produced cheaply, on demand and using low heat combustion. Because the production method is scalable, Amazonica technology could enable centralized production on industrial scale.

Technologies that enable on-site production at refueling stations will have an economic edge in early stages of automotive fuel cell markets. Enabling on-site production is not the only hurdle facing automotive design engineers. The platinum catalysts used in most vehicle fuel cells can be easily “poisoned” by impurities in hydrogen and ultimately reducing catalyst effectiveness. Hydrogen production technologies must therefore either produce high purity hydrogen outright, or incorporate additional purification processes. Amazonica’s technology is a single-step process, which will reduce production costs, as well as produce 99.999% pure hydrogen much more efficiently.

The Company has entered into agreement with CRDF Global an independent nonprofit organization that promotes international scientific and technical collaboration through grants, technical resources, training and services. CRDF Global is based in Arlington, Virginia with offices in Moscow, Russia; Kyiv, Ukraine; Almaty, Kazakhstan; and Amman, Jordan. More information available at: http://www.crdfglobal.org. More than 20 US government agencies, private foundations and corporations, as well as individual donors support CRDF Global. CRDF agreement provides for direct funding by the Company of research and development work being done by its Ukrainian partners through CRDF, while retaining intellectual property rights.

Product

On March 28, 2014, the Company submitted its patent application with the United States Patent and Trademark Office for our “Ultra-Pure Hydrogen Generating Device Using Combustion Of A Mixture Of Ethanol And Gasoline”, application number 61972088. The patent was based on ongoing research and development work from the Company’s team of scientists, led by Dr. Gennadiy Petrovich Glazunov, a world renowned scientist at the Institute of Plasma Physics of the National Science Center of the National Academy of Science, located within the Kharkov Institute of Physics and Technology.

The main objective of the invention is to improve the method of generating ultra-pure hydrogen while both enhancing its productivity and reducing environmental impact associated with the ultra-pure hydrogen production. This particular methodology is capable of producing ultra-pure hydrogen at productivity level previously unachievable. It is a known fact that environmental impact is lower if in the combustion the mixture of gasoline and ethanol is used instead of gasoline alone. However, it was not previously known the incorporation of ethanol in gasoline yields improvements in pure hydrogen production. According to experimental results disclosed in the filed patent application, the present use of ethanol/gasoline mixture offers not only reduced environmental impact, but also enhances productivity of hydrogen generation by 25-50%.

The abstract of our filing describes the patent as follows:

A method for generating ultra-pure hydrogen comprising: (a) providing a substantially cylindrical palladium tube having a first end and a second end, wherein the first end is hermetically sealed with a jointing technique, a collection end, and a valve disposed within a hydrogen conductor having two ends, wherein the second end 5 of the palladium tube is hermetically sealed to one end of the hydrogen conductor and the collection end is connected to the other end of the hydrogen conductor; (b) supplying a combustion of a fuel comprising gasoline and ethanol of a concentration, wherein the concentration is a percentage by volume of ethanol within a mixture of ethanol and gasoline; and (c) 10 heating said diffusion-catalytic membrane with said combustion to about 700-800 ºC. In a preferred embodiment, the concentration ranges from about 2.5 to 10%.

Item 1A.  Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this Current Report on Form 10-K before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed on any national securities exchange. Our shares are quoted on the OTCBB, which is a quotation system. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Current Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Current Report on Form 10-K.

Risks Related to our Business

We may not be able to manage successfully the anticipated expansion of our operations.

The uneven pace of our anticipated expansion in facilities, staff and operations may place serious demands on our managerial, technical, financial and other resources. We may be required to make significant investments in our engineering and logistics systems and our financial and management information systems, as well as retaining, motivating and effectively managing our employees. Our failure to manage our growth effectively or to implement our strategy in a timely manner may significantly harm our ability to achieve profitability.

We will need to recruit, train and retain key management and other qualified personnel to successfully expand our business.

Our future success will depend in large part on our ability to recruit and retain experienced research and development, engineering, manufacturing, operating, sales and marketing, customer service and management personnel. We will compete in emerging markets and there are a limited number of people with the appropriate combination of skills needed to provide the services our customers require. If we do not attract such personnel, we may not be able to expand our business. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

The success of our business depends upon the continuing contributions of our Chief Executive Officer and other key personnel and our ability to attract other employees to expand our business.

We will rely heavily on the services of Michael Soursos our Chief Executive Officer, as well as other senior management personnel that we intend to hire. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel will represent a significant asset and provide us with a competitive advantage over many of our competitors. We believe that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. For example, we presently do not have any directors or officers, other than Michael Soursos, who have experience with preparing disclosure mandated by U.S. securities laws and we will be required to engage such persons, and independent directors, in order to satisfy the initial listing standards of the major exchanges on which we may seek to list our common stock. In addition, if we fail to engage qualified personnel, we may be unable to meet our responsibilities as a public reporting company under the rules and regulations of the Securities and Exchange Commission.

Our strategy for the sale of our technology will depend on developing partnerships with OEMs, governments, systems integrators, suppliers and other market channel partners who will incorporate our products into theirs.

Our strategy is to develop and manufacture products and systems for sale to OEMs, governments, systems integrators, suppliers and other market channel partners that have mature sales and distribution networks for their products. Our success may be heavily dependent on our ability to establish and maintain relationships with these partners who will integrate our products developed from our technology into their products and on our ability to find partners who are willing to assume some of the research and development costs and risks associated with our technology. Our performance may, as a result, depend on the success of other companies, and there are no assurances of their success. We can offer no guarantee that OEMs, governments, systems integrators, suppliers and other market channel partners will manufacture appropriate products or, if they do manufacture such products, that they will choose to use our technology as a component. The end products into which our technology will be incorporated will be complex appliances comprising many components and any problems encountered by such third parties in designing, manufacturing or marketing their products, whether or not related to the incorporation of our fuel cell products, could delay sales of our products and adversely affect our financial results. Our ability to sell our products to the OEM markets depends to a significant extent on our partners’ worldwide sales and distribution networks and service capabilities. In addition, some of our agreements with customers and partners require us to provide shared intellectual property rights in certain situations, and there can be no assurance that any future relationships we enter into will not require us to share some of our intellectual property. Any change in the fuel cell, hydrogen or alternative fuel strategies of one of our partners could have a material adverse effect on our business and our future prospects.

In addition, in some cases, our relationships are governed by a non-binding memorandum of understanding or a letter of intent. We cannot provide the assurance that we will be able to successfully negotiate and execute definitive agreements with any of these partners, and failure to do so may effectively terminate the relevant relationship. We also have relationships with third party distributors who also indirectly compete with us. For example, we have targeted industrial gas suppliers as distributors of our hydrogen generators. Because industrial gas suppliers currently sell hydrogen in delivered form, adoption by their customers of our hydrogen generation products could cause them to experience declining demand for delivered hydrogen. For this reason, industrial gas suppliers may be reluctant to purchase our hydrogen generators. In addition, our third party distributors may require us to provide volume price discounts and other allowances, or customize our products, either of which could reduce the potential profitability of these relationships.

We may acquire technologies or companies in the future, and these acquisitions could disrupt our business and dilute our shareholders’ interests.

We may acquire additional technologies or other companies in the future and we cannot provide assurances that we will be able to successfully integrate their operations or that the cost savings we anticipate will be fully realized. Entering into an acquisition or investment entails many risks, any of which could materially harm our business, including: diversion of management’s attention from other business concerns; failure to effectively assimilate the acquired technology, employees or other assets into our business; the loss of key employees from either our current business or the acquired business; and the assumption of significant liabilities of the acquired company.

If we complete additional acquisitions, we may dilute the ownership of current shareholders. In addition, achieving the expected returns and cost savings from our past and future acquisitions will depend in part on our ability to integrate the products and services, technologies, research and development programs, operations, sales and marketing functions, finance, accounting and administrative functions, and other personnel of these businesses into our business in an efficient and effective manner. We cannot ensure we will be able to do so or that the acquired businesses will perform at anticipated levels. If we are unable to successfully integrate acquired businesses, our anticipated revenues may be lower and our operational costs may be higher.

Risk Factors Related to Our Technology

We have no history of commercializing technology which makes it difficult to evaluate our business.

We have just finalized our acquisition agreement, filed the patents for our technology and are setting in place operations. We have no history of operations in our industry. Our limited operating history makes it difficult for prospective investors to evaluate our business. Therefore, our operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the early stages of any new business, as well as those risks that are specific to the our industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop and market new products, services, and technologies. Despite best efforts, we may never overcome these obstacles.

Our business is dependent upon the implementation of our business plan, as well as our ability to commercialize our technology. There can be no assurance that our efforts will be successful or result in continued revenue or profit.

We may never complete the development of commercially viable hydrogen generation systems for new hydrogen energy applications, and if we fail to do so, we will not be able to meet our business and growth objectives.

Because both our business and industry are still in the developmental stage, we do not know when or whether we will successfully complete research and development of commercially viable hydrogen generation equipment for new hydrogen energy applications. If we do not complete the development of such commercially viable products, we will be unable to meet our business and growth objectives. We expect to face unforeseen challenges, expenses and difficulties as a developing company seeking to design, develop and manufacture new products in each of our targeted markets. Our future success also depends on our ability to effectively market hydrogen generation products once developed.

Rapid technological advances or the adoption of new codes and standards could impair our ability to deliver our technology in a timely manner and, as a result, our revenues would suffer.

While we intend to actively and continuously monitor the developing markets and regulations in markets for our technology, our success depends in large part on our ability to commercialize our technology and once commercialized to keep our products current and compatible with evolving technologies, codes and standards. Unexpected changes in technology or in codes and standards could disrupt the development of our technology and the resultant products and prevent us from meeting deadlines for the delivery of products. If we are unable to keep pace with technological advancements and adapt our technology and the products derived therefrom to new codes and standards in a timely manner, our technology may become uncompetitive or obsolete and our revenues would suffer.

We depend on intellectual property and our failure to protect that intellectual property could adversely affect our future growth and success.

Failure to protect our intellectual property rights may reduce our ability to prevent others from using our technology. We intend to rely on a combination of patent, trade secret, trademark and copyright laws to protect our intellectual property. Patent protection is subject to complex factual and legal criteria that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot be assured that any patents owned by us or third party patents licensed to us will not be invalidated, circumvented, challenged, rendered unenforceable, or licensed to others; or any of our pending or future patent applications will be issued with the breadth of protection that we seek, if at all.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited, not applied for, or unenforceable in foreign countries.

We also intend to protect our proprietary intellectual property through contracts including, when possible, confidentiality agreements and inventors’ rights agreements with our customers and employees. We cannot be sure that the parties who enter into such agreements with us will not breach them, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. If necessary or desirable, we may seek licences under the patents or other intellectual property rights of others. However, we cannot be sure we will obtain such licences or that the terms of any offered licences will be acceptable to us. Our failure to obtain a licence from a third party for intellectual property we use in the future could cause us to incur substantial liabilities and to suspend the manufacture and shipment of products or our use of processes that exploit such intellectual property.

Our involvement in intellectual property litigation could negatively affect our business.

Our future success and competitive position will depend in part on our ability to obtain or maintain the proprietary intellectual property used in our principal products. In order to establish and maintain such a competitive position, we may need to prosecute claims against others who we believe are infringing our rights and defend claims brought by others who believe we are infringing their rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affect the sale of any products involved or the use or licensing of related intellectual property and divert the efforts of our technical and management personnel from their principal responsibilities, regardless of whether such litigation is resolved in our favor. If we are found to be infringing on the intellectual property rights of others, we may, among other things, be required to: pay substantial damages; cease the development, manufacture, use, sale or importation of products that infringe on such intellectual property rights; discontinue processes incorporating the infringing technology; expend significant resources to develop or acquire non-infringing intellectual property; or obtain licenses to the relevant intellectual property.

We cannot offer any assurance we will prevail in any such intellectual property litigation or, if we were not to prevail in such litigation that licenses to the intellectual property we are found to be infringing on would be available on commercially reasonable terms, if at all. The cost of intellectual property litigation as well as the damages, licensing fees or royalties that we might be required to pay could have a material adverse effect on our business and financial results.

Our products use flammable fuels that are inherently dangerous substances and could subject us to product liabilities.

While it is a key focus of management to develop and manufacture safe and reliable products, our financial results could be materially impacted by accidents involving either our products or those of other fuel cell manufacturers, either because we face claims for damages or because of the potential negative impact on demand for fuel cell products. Our products use hydrogen, which is typically generated from gaseous and liquid fuels, such as propane, natural gas or methanol, in a process known as reforming. While our fuel cell products do not use these fuels in a combustion process, natural gas, propane and other hydrocarbons are flammable fuels that could leak and then combust if ignited by another source. In addition, certain of our OEM partners and customers may experience significant product liability claims. As a supplier of products and systems to these OEMs, we face an inherent business risk of exposure to product liability claims in the event our products, or the equipment into which our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence our systems or components caused the accidents. Product liability claims could result in significant losses from expenses incurred in defending claims or the award of damages. Since our products have not yet gained widespread market acceptance, any accidents involving our systems, those of other fuel cell products or those used to produce hydrogen could materially impede acceptance of our products. In addition, although our management believes our liability coverage is currently adequate to cover these risks, we may be held responsible for damages beyond the scope of our insurance coverage.

We may not be able to complete the development of the necessary technology to commercialize our products, which would negatively impact our business and our anticipated growth.

Our success will depend upon our products meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. Our product development efforts for pure hydrogen generation may be subject to unanticipated and significant delays, expenses and technical or other problems, as well as the possible lack of funding to complete this development. Our proposed products and technologies may never be successfully developed on a mass commercial scale, and even if developed, they may not perform to commercially acceptable standards. We may experience delays in meeting our development milestones or delays in achieving performance goals relating to efficiency, cost-effectiveness, reliability and service arrangements set by us or our customers. Failure to develop our products for production or significant delays in the development of our products would have a material adverse effect on our relationship with potential customers, cause us to lose business and cause the market price of our common stock to decline.

The products we intend to market may not be accepted by the market.

Our success depends on the acceptance of the products we will market in the marketplace. Market acceptance will depend upon several factors, including (i) the desire of consumers and corporations for the ability to use the products. A number of factors may inhibit acceptance of the products, including (i) the existence of competing products, (ii) our inability to convince consumers that they need to pay for the products and services we offer, (iii) our inability to convince corporations that they need to pay for the products and services we offer or (iv) failure of individuals and corporations to use the products. If the products are not accepted by the market, we may have to curtail our business operations, which could have a material negative effect on operating results and result in a lower stock price.

There is significant competition in our market, which could make it difficult to attract customers, cause us to reduce prices and result in reduced gross margins or loss of market share.

The market for the products and services is highly competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to either remain the same or increase in the future. A number of companies may offer products that provide the same or greater functionality than our product. We may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as the market for pure hydrogen products continues to develop.

We may not be able to compete successfully against current and future competitors.

We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate this market and be able to compete at a profit. In addition to established competitors, other companies can easily enter our market and compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger technical staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and competitors' innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition or our failure to compete effectively, could seriously damage our business and chances for success.

We plan to grow very rapidly, which will place strains on management and other resources.

We plan to grow rapidly and significantly expand our operations. This growth will place a significant strain on management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without an effective planning and management process, and, to date, we have not implemented sophisticated managerial, operational and financial systems and controls. We may be required to manage multiple relationships with various strategic partners, technology licensors, users, advertisers and other third parties. These requirements will be strained in the event of rapid growth or in the number of third party relationships, and our systems, procedures or controls may not be adequate to support our operations and management may be unable to manage growth effectively. To manage our expected growth, we will be required to significantly improve or replace existing managerial, financial and operational systems, procedures and controls, and to expand, train and manage our intended growing employee base. We will be required to expand our finance, administrative and operations staff. We may be unable to complete in a timely manner the improvements to our systems, procedures and controls necessary to support future operations, management may be unable to hire, train, retain, motivate and manage required personnel and management may be unable to successfully identify, manage and exploit existing and potential market opportunities.

If we do not continually introduce new products or enhance our current technology, it may become obsolete and we may not be able to compete with other companies.

Technology is rapidly evolving. Our ability to compete depends on our ability to develop or license new technologies and products as well as our ability market our current licensed products and our services. We may not be able to keep pace with technological advances and products may become obsolete. In addition, our competitors may develop related or similar products and bring them to market before we do, or do so more successfully, or develop technologies and products more effective than any that we have developed or are developing. If that happens, our business, prospects, results of operations and financial condition may be materially adversely affected.

If we do not succeed in our expansion strategy, we may not achieve the results we project.

Our business strategy is designed to develop and market our technology. Our ability to implement our plans will depend primarily on the success of our continuing research and development, our ability to manufacture and market a finished product, the ability to attract customers and the availability of qualified and cost effective sales personnel. We can give you no assurance that any of our expansion plans will be successful or that we will be able to commercialize our technology.

Economic conditions could materially adversely affect our business.

Our operations and performance depend to some degree on economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including the regions in which we operate, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Changes in environmental laws and regulations, potential liability for environmental damages and related enforcement actions could adversely impact our operations.

Our business is subject to numerous laws and regulations that govern environmental protection. These laws and regulations have changed frequently in the past and it is reasonable to expect additional changes in the future. Our operations may not comply with future laws and regulations and we may be required to make significant unanticipated capital and operating expenditures. If we fail to comply with applicable environmental laws and regulations, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits and private parties may seek damages from us. Under those circumstances, we might be required to curtail or cease operations, conduct site remediation or other corrective action or pay substantial damage claims. Our business also exposes us to the risk of accidental release of hazardous or flammable materials, such as natural gas and hydrogen, which could result in personal injury or damage to property. Depending on the nature of the claim, we may not have sufficient funds or sufficient insurance, which we intend to obtain to cover the costs incurred in settling environmental damage claims.

Our technology uses inherently dangerous, flammable fuels that could subject our business to liability claims.

Our business exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. Hydrogen is a flammable gas and therefore a potentially dangerous product. Hydrogen is typically generated from gaseous and liquid fuels that are also flammable and dangerous, such as propane, natural gas or methane, in a process known as reforming. Natural gas and propane could leak into a residence or commercial location and combust if ignited by another source. Any accidents involving our technology or other hydrogen-based products could materially impede widespread market acceptance and demand for our technology. We may be held responsible for damages which we may not be able to pay. While we intend to seek insurance, there can be no assurance that such insurance will be available to us on acceptable terms. We would currently have no ability to pay any liability claims that may arise which may mean that we would not be able to continue our business.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We currently have to comply with these rules. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have not generated any revenues nor have we realized a profit from our -operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon our ability to market the products developed under our licensing agreement and to source other acquisitions in the industry we have chosen either additional technologies or exploration projects. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares .

The Market for Penny Stock has suffered in recent years from patterns of fraud and abuse.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and, (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our common shares are subject to the “Penny Stock” Rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a "penny stock" to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our common shares are currently regarded as a “penny stock”, since our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for its shares is less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable; they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our common stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-trading and particularly, microcap companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC-BB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

We have not and do not intend to pay any cash dividends on our common shares and, consequently, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We have not, and do not, anticipate paying any cash dividends on our common shares in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our executive staff offices remotely from corporate offices in Las Vegas, Nevada, which are our principal offices. Our principal office is located at 2770 S. Maryland Parkway, #313 Las Vegas, NV. Our telephone number is (702) 297-6776. These offices provide mail, and the use of office facilities as required. The fees for these offices are approximately $100 per month. Our sole director and officer, Michael Soursos also has office space where he works in his country of residence, the Ukraine, which is leased for a period of one year for $245 per month.

Item 3.  Legal Proceedings

We are not aware of any material pending legal proceedings to which we are a party or of which our property is the subject. We also know of no proceedings to which any of our directors, officers or affiliates, or any registered or beneficial holders of more than 5% of any class of our securities, or any associate of any such director, officer, affiliate or security holder are an adverse party or have a material interest adverse to us.

None of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the trading symbol “AMZZ”. There is no historical information prior to April 10, 2014 when there was an initial trade in the shares of the Company, therefore we have no information on high and low closing bid prices to report for the third quarter of the fiscal year ended April 30, 2014, and for April 30, 2013. We provide below the information for the fourth quarter ended April 30, 2014 and the quarter ended July 31, 2014.

There was no trading in our stock during the last three fiscal years. The first trade in our stock occurred on June 11, 2014.

Number of Holders

As of April 30, 2014, the 616,000,000 issued and outstanding shares of common stock were held by a total of 5 shareholders of record.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans

We have no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation S of the Securities Act of 1933, as amended, (“Securities Act”), as promulgated by the U.S. Securities and Exchange Commission under the Securities Act. Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. The investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

Use of Proceeds of Registered Securities.

There were no sales or proceeds during the calendar year ended April 30, 2014, for the sale of registered securities.

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

PLAN OF OPERATION

The Company working with CRDF Global has provided necessary funding to the Institute of Plasma Physics of the National Science Center of the National Academy of Science, located within the Kharkov Institute of Physics and Technology to develop proprietary system for production of ultra-pure hydrogen. The Company expects to have commercially viable system design available to start production within 12-18 months.

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

FISCAL YEAR ENDED APRIL 30, 2014 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2013.

Our net loss for the fiscal year ended April 30 2014 was $301,225 compared to a net loss of $32,846 during the fiscal year ended April 30, 2013. During fiscal year ended April 30, 2014 and the fiscal year ended April 30, 2013, the Company did not generate any revenue.

During the fiscal year ended April 30, 2014, we incurred a net loss of $301,225, compared to $32,846 incurred during fiscal year ended April 30, 2013. These expenses incurred during the fiscal year ended April 30, 2014 consisted of: $214,782 in general and administrative expenses, $29,044 in amortization expense, and $57,399 in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2014

As of April 30, 2014, our assets were $165,454 comprised of $13,454 in cash assets, $150,000 in prepaid expenses, and $2,000 in furniture. Our current liabilities were $51,230, comprised of $3,435 accounts payable, $17,170 in accrued interest, and $30,625 derivative.

As of April 30, 2013, we had $0 in assets and $30,387 in liabilities.  Stockholders’ equity decreased from $(30,387) as of April 30, 2013 to $(282,757) as of April 30, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception (June 2, 2010) to January 31, 2014, cash provided by financing activities was $420,781 received from $491,663 in loans, $(94,682) in debt discount, and $23,800 in issuance of common stock for cash.

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

GOING CONCERN

The independent auditors' report accompanying our April 30, 2014 and April 30, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has incurred losses since inception resulting in an accumulated deficit of $355,412 as of April 30, 2014 and further losses are anticipated in the development of the business raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

HARRIS & GILLESPIE CPA’S, PLLC

CERTIFIED PUBLIC ACCOUNTANT’S

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Amazonica, Inc.

We have audited the accompanying balance sheets of Amazonica, Inc. (A Development Stage Company) as of April 30, 2014 and April 30, 2013 and the related statements of operations, stockholders’ equity/(deficit) and cash flows for the periods then ended, in-addition to the period from June 2, 2010 (inception) to April 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amazonica, Inc. (A Development Stage Company) as of April 30, 2014 and April 30, 2013 and the results of its operations and cash flows for the periods then ended and for the period from June 2, 2010 (inception) through April 30, 2014 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ HARRIS & GILLESPIE CPA’S, PLLC

Seattle, Washington

June 16, 2014

AMAZONICA,CORP

(A Development Stage Company)

Balance Sheets

	Year Ended	Year Ended
	April 30, 2014	April 30, 2013
Assets
Current Assets
Cash	$13,454	$-
Other Current Assets
Prepaid Expenses	150,000	-
Fixed Assets
Furniture	2,000	-
Total Assets	$165,454	$-

Liabilities and Stockholders Equity
Current Liabilities
Accounts payable	$3,435	$400
Loan from shareholder	-	29,987
Accrued interest	17,170	-
Derivative (Accrued Interest payable)	30,625	-
Total Current liabilities	51,230	30,387
Long Term Liabilities
Loans	491,663	-
Debt discount	(94,682)	-
Total Long Term Liabilities	396,981	-
Total Liabilities	448,211	30,387

Common stock, $0.001 par value, 1,500,000,000 authorized;
215,000,000 shares issued and outstanding at April 30, 2014
and 616,000,000 at April 30, 2013 respectively.	215,000	616,000
Additional paid-in capital	(142,345)	(592,200)
Deficit accumulated during the development stage	(355,412)	(54,187)
Total Stockholder's equity	(282,757)	(30,387)

Total liabilities and stockholders' equity	$165,454	$-

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP

(A Development Stage Company)

Statements of Operations

			Inception
			June 2, 2010
	Year Ended	Year Ended	Through
	April 30, 2014	April 30, 2013	April 30, 2014
Revenues	-	-	-

Expenses
General and Administative Expenses	214,782	32,846	268,969
Amortization expense	29,044	-	29,044
Interest expense	57,399	-	57,399
Net Loss	$(301,225)	$(32,846)	$(355,412)

(Loss) per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	215,000,000	616,000,000

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP

(A Development Stage Company)

Statements of Equity

				Deficit
				Accumulated
		Common	Additional	During
	Common Stock	Stock Amount	Paid-in Capital	Development Stage	Total
Balance at inception, June 2, 2010	-	-	-	-	-
April 5, 2011 common stock issued for cash
at par value of $0.001 per share	522,000,000	$522,000	$(519,000)	-	3,000
Net loss	-	-	-	(2,010)	(2,010)
Balance, April 30, 2011	522,000,000	522,000	(519,000)	(2,010)	990
During April, 2011 common stock at par value
of $0.001 issued for cash at $0.04 per share	94,000,000	94,000	(73,200)	-	20,800
Net loss	-	-	-	(19,331)	(19,331)
Balance, April 30, 2012	616,000,000	616,000	(592,200)	(21,341)	2,459
Net loss	-	-	-	(32,846)	(32,846)
Balance, April 30, 2013	616,000,000	616,000	(592,200)	(54,187)	(30,387)
Terminated shares	(401,000,000)	(401,000)	401,000	-	-
Shareholder loans forgiven and converted to additional
to additional paid in capital			32,187	-	32,187
Debt discount on convertible notes			16,667	-	16,667
Net loss	-	-	-	(301,225)	(301,225)
Balance April 30, 2014	215,000,000	215,000	(142,345)	(355,412)	(282,757)

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP

(A Development Stage Company)

Statements of Cash Flows

			Inception
			June 2, 2010
	Year Ended	Year Ended	Through
	April 30, 2014	April 30, 2013	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(301,225)	$(32,846)	$(355,412)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of debt discount	16,668	-	16,668
Accrued interest	17,170	-	17,170
Derivative (accrued interest payable)	30,625	-	30,625
Pre-paid expenses	(150,000)	7,500	(150,000)
Changes in operating assets and liabilities:
Accounts payable	3,035	200	3,435
Net cash used in operating activities	(383,727)	(25,146)	(437,514)

INVESTING ACTIVITIES
Furniture	(2,000)	-	(2,000)
Net cash provided by investing activities	(2,000)	-	(2,000)

FINANCING ACTIVITIES
Loans	491,663	-	491,663
Debit discount	(94,682)	-	(94,682)
Issuance of common stock for cash	-	-	23,800
Net cash provided by financing activities	396,981	-	420,781

NON-CASH FINANCING ACTIVITIES
Shareholder loans converted to additional paid-in capital	2,200	25,063	32,187
Net change in cash	13,454	(83)	13,454
Cash and cash equivalents at beginning of period	-	83	-
Cash and cash equivalents at end of period	$13,454	$-	$13,454
		0
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	-

NON-CASH ACTIVITIES	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Amazonica, Corp.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2014

NOTE 1  NATURE OF OPERATIONS

Amazonica, Corp. (the “Company”) was incorporated in the State of Nevada on June 2, 2010, and its year-end is April 30. The Company is in the development stage with no revenues and limited operating history.

On August 30, 2013, there was a complete change in management and as a result the Company has discontinued the distribution of Brazilian hardwood flooring and is now concentrating on the evolution of technologies related to the manufacture, research and development related to the production of pure hydrogen. The ultimate goal is the full commercialization of the results of these efforts.

On October 16, 2013, the Company submitted to the State of Nevada documentation registering that the Company was now doing business as (d.b.a.) Euro-American Hydrogen Corp.

NOTE 2  GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(355,412) as at April 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $13,454 in cash and $0 cash equivalents as of April 30, 2014.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Property and Equipment

Property and equipment are stated at cost. Major repairs and betterments are capitalized and normal maintenance and repairs are charged to expense as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Fiscal Periods

The Company's fiscal year end is April 30.

Recent Accounting Pronouncements

Management has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

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

As of April 30, 2014 there are 1,500,000,000 shares of common stock at par value of $0.001 per share authorized and 215,000,000 issued and outstanding.

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

Mr. Soursos provides management services to the Company for at least 80 hours per month.

On April 30, 2014, the shareholder loans of $32,187 were forgiven by the shareholder and re-recorded as additional paid-in capital.

NOTE 6  OTHER LOANS

On October 24, 2013, the Company obtained financing for further research on the first patent that it filed on October 28, 2013, for pure hydrogen production. At the same time, two hundred and twenty two thousand dollars ($222,000) was paid to CRDF Global (U.S. Civilian Research & Development Foundation) to manage and facilitate the research.

The sum of $200,000 of the $220,000 paid to CRDF Global has been recorded as a “Pre-Paid Expense.” This is advance payment for further research on the Company’s first patent on pure hydrogen production.

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

The note holder has the option to convert the principle sum plus any accrued interest into non-assessable common shares of stock at a conversion price of seventy-five per cent (75%) of the fair market value of the shares, five days prior to the conversion date. Once the conversion has taken place, it is irrevocable. The Company has recorded a beneficial conversion feature of $100,000 which will amortize over the life of the note. The balance of the accrued interest and note discount was $100,188 as of April 30, 2014.

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

The “Note” holder has the option to convert the principle sum plus any accrued interest into non-assessable common shares of stock at a conversion price of seventy-five per cent (75%) of the fair market value of the shares, five days prior to the conversion date. Once the conversion has taken place, it is irrevocable. The Company has recorded a beneficial conversion feature of $8,333 which will amortize over the life of the note. The balance of the accrued interest and note discount was $8,388 as of April 30, 2014.

On February 26, 2014, the Company issued an Unsecured Convertible Promissory Note (The “Note”) to Anton Group Hill Ltd. Or its permitted assigns (“Holder”) in the principle sum of twenty thousand ($20,000), plus simple interest thereon from the date of this note until fully paid at the rate of ten percent (10%)  per annum payable in arrears and matures in two (2) years from the date of issue. Interest on this note shall be computed on the basis of a 360 day year and a 30 day month. This is a working capital loan.

The principle can be repaid in whole but not in part with accrued interest, at any time without penalty on production of a written notice ten days in advance.

The “Note” holder has the option to convert the principle sum plus any accrued interest into no-assessable common shares of stock at a conversion price of seventy-five per cent (75%) of the fair market value of the shares, five days prior to the conversion date. Once the conversion has taken place, it is irrevocable. The Company has recorded a beneficial conversion feature of $6,667 which will amortize over the life of the note. The balance of accrued interest and note discount was $6,705 as of April 30, 2014.

On March 18, 2014, the Company issued an Unsecured Convertible Promissory Note (The “Note”) to Anton Group Hill Ltd. Or its permitted assigns (“Holder”) in the principle sum of fifteen thousand ($15,000), plus simple interest thereon from the date of this note until fully paid at the rate of ten percent (10%)  per annum payable in arrears and matures in two (2) years from the date of issue. Interest on this note shall be computed on the basis of a 360 day year and a 30 day month. This is a working capital loan.

The principle can be repaid in whole but not in part with accrued interest, at any time without penalty on production of a written notice ten days in advance.

The “Note” holder has the option to convert the principle sum plus any accrued interest into no-assessable common shares of stock at a conversion price of seventy-five per cent (75%) of the fair market value of the shares, five days prior to the conversion date. Once the conversion has taken place, it is irrevocable. The Company has recorded a beneficial conversion feature of $5,000 which will amortize over the life of the loan. The balance of accrued interest and note discount was $5,020 as of April 30, 2014.

On April 15, 2014, the Company issued an Unsecured Convertible Promissory Note (The “Note”) to Anton Group Hill Ltd. Or its permitted assigns (“Holder”) in the principle sum of fifteen thousand ($15,000), plus simple interest thereon from the date of this note until fully paid at the rate of ten percent (10%)  per annum payable in arrears and matures in two (2) years from the date of issue. Interest on this note shall be computed on the basis of a 360 day year and a 30 day month. This is a working capital loan.

The principle can be repaid in whole but not in part with accrued interest, at any time without penalty on production of a written notice ten days in advance.

The “Note” holder has the option to convert the principle sum plus any accrued interest into non-assessable common shares of stock at a conversion price of seventy-five per cent (75%) of the fair market value of the shares, five days prior to the conversion date. Once the conversion has taken place, it is irrevocable. The Company has recorded a beneficial conversion feature of $5,000 which will amortize over the life of the note. The balance of the accrued interest and note discount was $5,007 as of April 30, 2014.

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

NOTE 8 SUBSEQUENT EVENTS

Management has evaluated events occurring between May 1, 2014 and June 16, 2014 which is the date that the financial statements were available to be issued and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at May 1, 2014, including the estimates inherent in the processing of the financial statements.

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

Michael Soursos, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive and Chief Financial Officer believes that, as of April 30, 2014, our internal control over financial reporting is effective based on those criteria.

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

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following table sets forth information regarding our executive officer and directors.

Name and Address	Age	Position(s)
Michael Soursos	49	CEO

Michael Soursos , President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer Secretary, Treasurer and Director

Mr. Soursos is a private businessman located in Kharkov, Ukraine. From March 14, 2007 until July 23, 2013, he was appointed a director and secretary of Viosolar, Inc., a public company. In January 2007 Mr. Soursos was a consultant with Bruca Trading Ltd., which provided consulting services to Viosolar Inc. amongst other clients. From April 2004 to June 2006, he was President of a private research and development laboratory located in Athens, Greece.

Mr. Soursos was chosen to be our director due to his background in technology, venture capital, investor relations and corporate governance.

There have been no transactions between the Company and Mr. Soursos since the Company’s last fiscal year which would be required to be reported herein. Mr. Soursos is not an officer or director of any other reporting issuers.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

The following table sets forth the ownership, as of October 30, 2013, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of October 30, 2013, there were 214,000,000 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the state above.

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

Audit Committee and Financial Expert.

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics.

We do not have a code of ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last two fiscal years ended on April 30, 2013 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Michael Soursos	2013	0	0	0	0	0	0	0	0
President	2014	$22,000	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

As of April 30, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of August 7, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 616,000,000 shares of our common stock issued as of August 7, 2014. Unless otherwise indicated, the address of each stockholder listed below is c/o Amazonica, Corp., 2770 S. Maryland Parkway, #313.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Michael Soursos	348,000,000	56.81%

Changes in Control.

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions and Director Independence.

As of the date of this report, we have no independent directors or related transactions.

Director independence

As of the date of this Report, we have no independent directors.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.

the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the Director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;
3.

the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three (3) fiscal years;

4.

the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.

the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

 Item 14. Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed in each of the fiscal years ended April 30, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $8,000 respectively.

Audit-Related Fees.

For each of the fiscal years ended April 30, 2014 and 2013, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

None.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

3.1	Articles of Incorporation of the Registrant*
3.1.1	Certificate of Amendment to Articles of Incorporation of Amazonica, Corp. filed with the Secretary of State of the State of Nevada May 2, 2014**
3.2	Bylaws of the Registrant*
10.1	Exclusive Contract for Sale of Goods dated April 15, 2011 *
10.2	Form of Subscription Agreement *
23.1	Consent of HARRIS & GILLESPIE CPA’S, PLLC
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002***
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley***
101

The following materials from our Annual Report on Form 10-K for the year ended April 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.****

 _____________________

*	filed as the corresponding exhibit to the Form S-1 (Registration No. 333-174304) effective as of August 15, 2011
**	filed as the corresponding exhibit to the Current Report on Form 8-K filed by the Company on July 25, 2014
***	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZONICA, CORP.

Dated: August 7, 2014	By:	/s/ Michael Soursos
	Title:	President and Treasurer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 7, 2014	By:	/s/ Michael Soursos
	Title:	President and Treasurer (Principal Executive, Financial and Accounting Officer) and sole member of the Board of Directors

