Form 10-Q
period 2014-07-31
AMAZONICA, CORP.
filed 2014-09-22
CIK 1518548

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

333-174304

Commission File Number

Amazonica, Corp.
(Exact name of registrant as specified in its charter)

Nevada	99-0363013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2770 S. Maryland Parkway #313 Las Vegas, NV	89109
(Address of principal executive offices)	(Zip Code)

(702) 297-6776
(Registrant’s telephone number, including area code)

______________________________________________________________
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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

215,000,000 common shares outstanding as of July 31, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.

Amazonica, Corp.

2

PART I – FINANCIAL INFORMATION

AMAZONICA, CORP.

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED JULY 31, 2014 AND OCTOBER 31, 2012

AND FOR THE PERIOD FROM INCEPTION (JUNE 2, 2010) TO JULY 31, 2014

REPORTED IN UNITED STATES DOLLARS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended July 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 as filed with the Securities and Exchange Commission on August 13, 2013.

4

Amazonica Corp.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED July 31, 2014

AMAZONICA, CORP. (A Development Stage Company) Balance Sheets

		Restated
	July 31,	April 30,
	2014	2014
	unaudited	audited
ASSETS
Current assets:
Cash	$59,466	$13,454
Prepaid expenses	125,000	150,000
Total current assets	184,466	163,454

Fixed assets
Computer equipment, net	2,000	2,000
Total fixed assets	2,000	2,000

Total assets	$186,466	$165,454

LIABILITIES
Current liabilities:
Accounts payable	$11,655	$3,435
Accrued Interest payable	50,026	30,626
Total current liabilities	61,681	34,061

Long term liabilities:
Convertible debentures, net of discount	422,821	396,981

Total long-term liabilities	422,821	396,981

Total liabilities	484,502	431,042

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 1,500,000,000 authorized, 215,000,000 shares issued and outstanding	215,000	215,000
Additional paid-in capital	(55,414)	(142,345)
Deficit accumulated during exploration stage	(457,622)	(338,243)
Total stockholders' deficit	(298,036)	(265,588)
Total liabilities and stockholders' equity	$186,466	$165,454

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP. (A Development Stage Company) Statements of Operations Unaudited

	Three months ended		From inception (June 2, 2010) through
	July 31,		July 31,
	2014	2013	2014

Revenue	$-	$-	$-

General and administrative expenses	41,163	6,857	215,572
Research and development	25,000		75,000
Professional fees	18,505		71,855
Total operating expenses	84,668	6,857	362,427

Loss from operations	(84,668)	(6,857)	(362,427)

Other income/(expense):
Interest expense	(34,711)	-	(95,195)
Total other expenses	(34,711)	-	(95,195)

Provision for taxes on income	-	-	-

Net loss	$(119,379)	$(6,857)	$(457,622)

Weighted average number of shares outstanding-basic	215,000,000	616,000,000

Net loss per share - basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP. (A Development Stage Company) Statements of Cash Flows Unaudited

			From inception
	Three months ended	Three months ended	(June 2, 2010) through
	July 31,	July 31,	July 31,
	2014	2013	2014

Cash flows from operating activities:
Net loss	$(119,379)	$(6,857)	$(457,622)
Unamortized note discount	6,521		6,521
Adjustments to reconcile net loss to net cash used in operating activities:
Change in current assets and liabilities:
(Increase)/decrease in prepaids	25,000		(125,000)
Increase in accounts payable and accrued interest	27,620	4,657	61,682
Net cash flows from operating activities	(60,238)	(2,200)	(514,419)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(2,000)
Net cash flows from investing activities	-	-	(2,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	72,654
Loans, related party	-	2,200	-
Proceeds from convertible notes	106,250	-	503,231
Net cash flows from financing activities	106,250	2,200	575,885
Net cash flows	46,012	-	59,466

Cash and equivalents, beginning of period	13,454	-	-
Cash and equivalents, end of period	$59,466	$-	$59,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	-	-	-
Shares issued to settle interest expense	-	-	-
Shares issued to settle convertible notes	-	-	-

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP.

(A Development Stage Company)

Notes To The Financial Statements

July 31, 2014

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business - Amazonica Corp., (“We,” or “the Company”) is a Nevada corporation incorporated on June 2, 2010. The Company is in the development stage with no revenues and limited operating history.

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

Basis of presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ended July 31, 2014.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of July 31, 2014 and April 30, 2014.

Property and Equipment - The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. For the three months ended July 31, 2014, the Company had no depreciation expense.

Income Taxes - The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Net loss per share calculation - Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

Convertible Debentures:

Beneficial Conversion Features – If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded as a debt discount pursuant to FASB ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Debt Discount – The Company determines of the convertible debenture should be accounted for as liability or equity under FASB ASC 480, Liabilities – Distinguishing Liabilities from Equity. FASB ASC 480, applies to certain contract involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, Obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and Certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

-	A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer’s equity shares with an issuance date fair value equal to a fixed dollar amount.

-

Variations in something other than the fair value of the issuer’s equity shares for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares, or

-	Variations inversely related to changes in fair value of the issuer’s equity shares, for example, a written put that could be net share settled.

Fair value of financial instruments – The Company has adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FASB ASC 815, in certain circumstances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

Determination of fair value – The Company’s financial instruments consist of convertible notes payable. The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of FASB ASC 820-10, “Fair Values Measurements and Disclosures.” FASB ASC 820-10 relates to financial assets and financial liabilities. FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the Unites States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consist of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 and Level 2) and the lowest priority to unobservable inputs (Level 3).

Stock Based Compensation - The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, we have adopted ASC Topic 505 “Equity-Based Payments to Non-Employees”, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

Development Stage Company - The Company’s financial statements are prepared as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities” pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and developing functional beverages that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

Recently Issued Accounting Pronouncements – For the period ended July 31, 2014 and April 30, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of July 31, 2014, the Company had an accumulated deficit of $457,622. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 - Restatement

The financial statements have been revised to correct an error in accounting for the Company’s accrued interest and interest expense. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

Following the discovery of various material errors the Company informed the SEC on September 18, 2014, that these financial statements could not be relied upon, and on September 20, 2014 filed its restated audited financial statements for the above mentioned periods.

The following table represents the effects of the subsequent and first restated statements as of April 30, 2014.

	April 30, 2014
	Restated	Original

Current liabilities	$34,061	$51,230

Retained deficit	$(338,243)	$(355,412)

Shareholder deficit	$(265,588)	$(282,757)

Interest expense	$40,230	$57,399

Net loss	$(284,056)	$(301,225)

Note 4 - Stockholder's Equity:

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

As of July 31, 2014 there are 1,500,000,000 shares of common stock at par value of $0.001 per share authorized and 215,000,000 issued and outstanding.

Note 5 - Related Party Transactions:

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

On April 30, 2014, the shareholder loans of $32,187 were forgiven by the shareholder and recorded as additional paid-in capital.

Note 6 - Consulting Agreements:

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

On November 11, 2013 the Company, doing business as Euro American Hydrogen Corp., entered into a Consulting Agreement with DymtroVyngradov (“the consultant”).

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

Note 7 - Convertible Notes:

The Company had the following notes payable outstanding as of July 31, 2014 and April 30, 2014:

	July 31, 2014	April 30, 2014

Promissory note payable, dated October 31, 2013 to CRDF Global including accrued interst of $42,359 and $27,976 as of July 31, 2013 and April 30, 2014, respectively.	$400,000	$400,000
Promissory note payable, dated January 9, 2014 to Anton Group Hill Ltd. including accrued interst of $2,786 and $1,612 as of July 31, 2013 and April 30, 2014, respectively.	25,000	41,663
Promissory note payable, dated February 26, 2014 to Anton Group Hill Ltd. including accrued interst of $1,531 and $614 as of July 31, 2013 and April 30, 2014, respectively.	20,000	20,000
Promissory note payable, dated March 18, 2014 to Anton Group Hill Ltd. including accrued interst of $997 and $314 as of July 31, 2013 and April 30, 2014, respectively.	15,000	15,000
Promissory note payable, dated April 15, 2014 to Anton Group Hill Ltd. including accrued interst of $785 and $110 as of July 31, 2013 and April 30, 2014, respectively.	15,000	15,000
Promissory note payable, dated June 20, 2014 to LG Capital LLC including accrued interst of $1,485 as of July 31, 2013.	50,000	-
Promissory note payable, dated July 29, 2014 to Actus Private Equity Fund LLC including accrued interst of $82 as of July 31, 2013.	56,250	-
	581,250	491,663
Less: Debt discount	(158,429)	(94,682)
Total note payable	$422,821	$396,981

CRDF Global

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

The Company has recorded a beneficial conversion feature of $100,000 which will amortize over the life of the loan. The balance of the accrued interest and note discount was $97,597 as of July 31, 2014 and $100,188 at April 30, 2014.

Anton Group Hill Ltd. #1

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

The Company has recorded a beneficial conversion feature of $8,333 which will amortize over the life of note. The balance of the accrued interest and note discount was $8,282 as of July 31, 2014 and $8,388 at April 30, 2014.

Anton Group Hill Ltd. #2

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

The Company has recorded a beneficial conversion feature of $6,667 which will amortize over the life of the note. The balance of accrued interest and note discount was $7,622 as of July 31, 2014 and $6,705 at April 30, 2014.

Anton Group Hill Ltd. #3

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

The Company has recorded a beneficial conversion feature of $5,000 which will amortize over the life of the loan. The balance of accrued interest and note discount was $5,703 as of July 31, 2014 and $5,020 at April 30, 2014.

Anton Group Hill Ltd. #4

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

The Company has recorded a beneficial conversion feature of $5,000 which will amortize over the life of the note. The balance of the accrued interest and note discount was $5,683 as of July 31, 2014 and $5,007 at April 30, 2014.

LG Capital Funding LLC

On June 20, 2014, the Company issued a Convertible Redeemable Note (“The Note”) to LG Capital Funding, LLC., or its permitted assigns (“Holder”) in the principle sum of fifty thousand dollars ($50,000), plus simple interest thereon from the date of this “Note” until fully paid at the rate of eight percent (8%) per annum payable in arrears and matures in one (1) year from the date of issue. This is a working capital loan.

During the first 180 days that this “Note” is in effect, it may be prepaid at 150% of the face amount plus any accrued interest. This “Note” may not be prepaid after the 180th day.

The “Note” holder has the option to convert the principle sum plus any accrued interest into non-assessable common shares of stock at a conversion price of fifty-five per cent (55%) of the lowest daily closing bid , fifteen days prior to the conversion date. Once the conversion has taken place, it is irrevocable. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 45% instead of 55% while that “Chill” is in effect.

The Company has recorded a beneficial conversion feature of $40,909 which will amortize over the life of the “Note”. The balance of the accrued interest and “Note” discount was 37,799 at July 31, 2014.

Auctus Private Equity Fund LLC

On July 29, 2014, the Company issued a Convertible Promissory Note (The “Note”) to Auctus Private Equity Fund, LLC, or its permitted assigns (“Holder”) in the principle sum of fifty six thousand, two hundred and fifty dollars ($56,250) , plus simple interest thereon from the date of this “Note” until fully paid at the rate of eight percent (8%) per annum payable in arrears and matures in nine (9) months from the date of issue, namely April 29, 2015. This is a working capital loan.

This “Note” may not be prepaid in whole or part without permission of the “Holder” which may be withheld for any or no reason.

The “Note” holder has the option to convert the principle sum and any accrued interest into non-assessable common shares of stock at a conversion price of fifty five percent (55%) of the lowest daily closing bid, twenty five days prior to the conversion date. One the conversion has taken place it is irrevocable. In the event that the Company experiences a DTC “Chill” on its shares, the conversion price shall be subject to a further fifteen percent (15%) discount while the “Chill” is in effect.

The Company has recorded a beneficial conversion feature of $46,023 which will amortize over the life of the “Note”. The balance of the accrued interest and “Note” discount was $45,768 at July 31, 2014.

Note 8 – Subsequent Events:

On August 7, 2014, the Company issued a Secured Convertible Promissory Note (the “Note”) to Typenex Co-Investment, LLC or its permitted assigns (“Holder”) in the principle sum of two hundred and eighty thousand dollars ($280,000). The funds will be disbursed to the Company in five tranches. They all carry an interest rate on the principle amount of ten percent (10%) which will accrue from the date of issue of each tranche. The “Note” matures on September 7, 2015. The initial tranche of eighty seven thousand, five hundred dollars ($87,500) was received by the Company on August 7, 2014.

The Company will receive four further tranches of $48,125 from time to time as required.

The “Note” holder has the option to convert the principle and any accrued interest into no-assessable common shares of stock at a conversion price of sixty five percent (65%) of the lowest closing bid twenty (20) trading days before the conversion date. Once the conversion has taken place it is irrevocable. In the event the Company experiences a DTC “Chill” on its shares, the conversion price will be subject to a further five percent (5%) discount while the “Chill” is in effect.

On August 13, 2014, the Company issued a “Convertible Promissory Note” (the “Note”) to JMJ Financial or its permitted assigns (“Holder”) in the principle sum of five hundred thousand dollars (500,000). The funds will be disbursed to the Company as required. Each disbursement will carry an interest rate on the principle amount of twelve percent (12%) per annum with the first three months interest free. The maturity date of each disbursement is two (2) years. The initial payment of forty four thousand dollars ($44,000) was received by the Company on August 13, 2014.

The “Note” holder has the option to convert the principle and any accrued interest into non-assessable common shares of stock, at a conversion price of sixty percent (60%) of the lowest closing bid twenty five (25) trading days before the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price will be subject to a further five percent (5%) discount while the “Chill” is in place.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We were incorporated in the State of Nevada on June 2, 2010. Until October 7, 2013 we were in the business of distributing of Brazilian hardwood flooring. On October 7, 2013, On October 7, 2013, the Company reported the entry into certain agreements between our sole officer and director, Michael Soursos (“Soursos”) and GennadiyPetrovich Glazunov (“Glazunov”), the holder of certain know how and trade secrets as they relate to pure hydrogen production, whereby Soursos transferred a total of of 64,500,000 shares of our common stock from the 120,000,000 shares of common stock held by Soursos in his personal name to Glazunov and his assigns in exchange for the rights to the know how and trade secrets and the filing of a patent covering such technology in the USA. On October 28, 2013, Glazunov provided the documentation related to the patent and the patent has been filed by the Company’s U.S. patent attorney, with the United States Patent and Trademark Office (“USPTO”).

We have not generated any revenues and the only operations we have engaged in to prior to October 7, 2013were developing of business plan and executing of an Exclusive Contract for Sale of Goods on April 15, 2011 with Equatorian S.A. Laminados Amazonia, where we engaged Equatorian S.A. Laminados Amazonia as our supplier of hardwood flooring.On October 16, 2013, the Company submitted to the State of Nevada documentation registering that the Company was now doing business as (d.b.a.) Euro-American Hydrogen Corp., and we have focused on continued development of pure hydrogen production.

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

Three months ended July 31, 2104 compared to the three months ended July 31, 2013

Our net loss for the three month period ended July 31, 2014 was $(119,379) compared to a net loss of $(6,857) during the three month period ended July 31, 2013 due to an increase in research and development fees as well as professional fees.

The Company has not generated any revenue since inception.

During the three month periods ended July 31, 2014, we incurred general and administrative expenses of $41,163 compared to $6,857 incurred during fiscal year ended July 31, 2013.

Liquidity and Capital Resources

As of July 31, 2014, we had $186,466 in total assetsand our total liabilities were $484,502, comprised of $11,655 in accounts payable, $50,026 in accrued interest payable, and total long term liabilities of $422,821.

As of April 30, 2014, we had $165,454 in total assets and $431,042 in liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception (June 2, 2010) toJuly 31, 2014 cash provided by financing activities was $106,250 received from the issuance of convertible notes.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of July 31, 2014, the Company had an accumulated deficit of $457,622. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended July 31, 2014, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

AMAZONICA, CORP.

Date: September 22, 2014	By:	/s/ Michael Soursos
	Name:	Michael Soursos
	Title:	Principal Executive Officer and Principal Financial Officer

