Form 10-K/A
period 2014-04-30
AMAZONICA, CORP.
filed 2014-09-30
CIK 1518548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory note: The restatement was the result of interest expense being over accrued.

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

The products we intend to market may not be accepted by the market .

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

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

None of our directors or executive officers has, during the past ten years:

☐	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

☐
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

☐
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

☐
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

☐
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

☐
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

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Purchases of Equity Securities.

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

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

RESTATED FISCAL YEAR ENDED APRIL 30, 2014 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2013.

Our net loss for the restated fiscal year ended April 30 2014 was $284,056 compared to a net loss of $32,846 during the fiscal year ended April 30, 2013. During the restated fiscal year ended April 30, 2014 and the fiscal year ended April 30, 2013, the Company did not generate any revenue.

During the restated fiscal year ended April 30, 2014, we incurred a net loss of $284,056, compared to $32,846 incurred during fiscal year ended April 30, 2013. These expenses incurred during the restated fiscal year ended April 30, 2014 consisted of: $214,782 in general and administrative expenses, $29,044 in amortization expense, and $40,230 in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

RESTATED FISCAL YEAR ENDED APRIL 30, 2014

As of April 30, 2014, our assets were $165,454 comprised of $13,454 in cash assets, $150,000 in prepaid expenses, and $2,000 in furniture. Our current liabilities were $34,061, comprised of $3,435 accounts payable and $30,626 accrued interest.

As of April 30, 2013, we had $0 in assets and $30,387 in liabilities. Stockholders’ equity decreased from $(30,387) as of April 30, 2013 to $(265,588) as of April 30, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception (June 2, 2010) to April 30, 2014, cash provided by financing activities was $420,781 received from $491,663 in loans, $(94,682) in debt discount, and $23,800 in issuance of common stock for cash.

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

GOING CONCERN

The independent auditors' report accompanying our Restated April 30, 2014 and April 30, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has incurred losses since inception resulting in an accumulated deficit of $338,243 as of April 30, 2014 and further losses are anticipated in the development of the business raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

AMAZONICA,CORP
(A Development Stage Company)
Balance Sheets

	(Restated)
	Year Ended	Year Ended
	April 30, 2014	April 30, 2013
Assets
Current Assets
Cash	$13,454	$-
Other Current Assets
Prepaid Expenses	150,000	-
Fixed Assets
Furniture	2,000	-
Total Assets	$165,454	$-

Liabilities and Stockholders Equity
Current Liabilities
Accounts payable	$3,435	$400
Loan from shareholder	-	29,987
Accrued interest	30,626	-
Total Current liabilities	34,061	30,387
Long Term Liabilities
Loans	491,663	-
Debt discount	(94,682)	-
Total Long Term Liabilities	396,981	-
Total Liabilities	431,042	30,387

Common stock, $0.001 par value, 1,500,000,000 authorized;
215,000,000 shares issued and outstanding at April 30, 2014
and 616,000,000 at April 30, 2013 respectively.	215,000	616,000
Additional paid-in capital	(142,345)	(592,200)
Deficit accumulated during the development stage	(338,243)	(54,187)
Total Stockholder's equity	(265,588)	(30,387)

Total liabilities and stockholders' equity	$165,454	$-

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP
(A Development Stage Company)
Statements of Operations

			(Restated)
			Inception
	(Restated)		June 2, 2010
	Year Ended	Year Ended	Through
	April 30, 2014	April 30, 2013	April 30, 2014
Revenues	-	-	-

Expenses
General and Administative Expenses	214,782	32,846	268,969
Amortization expense	29,044	-	29,044
Interest expense	40,230	-	40,230
Net Loss	$284,056	$(32,846)	$338,243

(Loss) per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	215,000,000	616,000,000

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP
(A Development Stage Company)
Statements of Equity

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Balance at inception, June 2, 2010	-	-	-	-	-
April 5, 2011 common stock issued for cash
at par value of $0.001 per share	522,000,000	$522,000	$(519,000)	-	3,000
Net loss	-	-	-	(2,010)	(2,010)
Balance, April 30, 2011	522,000,000	522,000	(519,000)	(2,010)	990
During April, 2011 common stock at par value
of $0.001 issued for cash at $0.04 per share	94,000,000	94,000	(73,200)	-	20,800
Net loss	-	-	-	(19,331)	(19,331)
Balance, April 30, 2012	616,000,000	616,000	(592,200)	(21,341)	2,459
Net loss	-	-	-	(32,846)	(32,846)
Balance, April 30, 2013	616,000,000	616,000	(592,200)	(54,187)	(30,387)
Terminated shares	(401,000,000)	(401,000)	401,000	-	-
Shareholder loans forgiven and converted to additional
to additional paid in capital			32,187	-	32,187
Debt discount on convertible notes			16,667	-	16,667
Net loss	-	-	-	(284,056)	(284,056)
(Restated) Balance April 30, 2014	215,000,000	215,000	(142,345)	(338,243)	(265,588)

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP
(A Development Stage Company)
Statements of Cash Flows

			(Restated)
			Inception
	(Restated)		June 2, 2010
	Year Ended	Year Ended	Through
	April 30, 2014	April 30, 2013	April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(284,056)	$(32,846)	$(338,243)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	16,668	-	16,668
Accrued interest	30,626	-	30,626
Pre-paid expenses	(150,000)	7,500	(150,000)
Changes in operating assets and liabilities:
Accounts payable	3,035	200	3,435
Net cash used in operating activities	(383,727)	(25,146)	(437,514)

INVESTING ACTIVITIES
Furniture	(2,000)	-	(2,000)
Net cash provided by investing activities	(2,000)	-	(2,000)
FINANCING ACTIVITIES
Loans	491,663	-	491,663
Debit discount	(94,682)	-	(94,682)
Issuance of common stock for cash	-	-	23,800
Net cash provided by financing activities	396,981	-	420,781
NON-CASH FINANCING ACTIVITIES
Shareholder loans converted to additional paid-in capital	2,200	25,063	32,187

Net change in cash	13,454	(83)	13,454

Cash and cash equivalents at beginning of period	-	83	-

Cash and cash equivalents at end of period	$13,454	$-	$13,454

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

NON-CASH ACTIVITIES	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Amazonica, Corp.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2014

NOTE 1. NATURE OF OPERATIONS

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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(338,243) as at April 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3. RESTATEMENT

The financial statements have been revised to correct an error in accounting for the Company’s accrued interest and interest expense. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

Following the discovery of various material errors the Company informed the SEC on September 18, 2014, that these financial statements could not be relied upon, and on September 29, 2014 filed its restated audited financial statements for the above mentioned periods.

The following table represents the effects of the subsequent and first restated statements as of April 30, 2014.

	April 30, 2014
	Restated	Original
Current liabilities	$34,061	$51,230

Retained deficit	$(338,243)	$(355,412)

Shareholder deficit	$(265,588)	$(282,757)

Interest expense	$40,230	$57,399

Net loss	$(284,056)	$(301,225)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 5. STOCKHOLDER’S EQUITY

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. OTHER LOANS

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

NOTE 8. OTHER AGREEMENTS

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

NOTE 9. SUBSEQUENT EVENTS

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Family Relationships

There is no family relationship between any of our officers or directors.

Involvement in Legal Proceedings

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Board Committees

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

Audit Committee and Financial Expert

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics

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

The percentages below are calculated based on 215,000,000 shares of our common stock issued as of September 26, 2014. Unless otherwise indicated, the address of each stockholder listed below is c/o Amazonica, Corp., 2770 S. Maryland Parkway, #313.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Michael Soursos	348,000,000	56.81%

Changes in Control.

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

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

Audit-Related Fees

For each of the fiscal years ended April 30, 2014 and 2013, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

None.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Annual Report.

Exhibits:

3.1	Articles of Incorporation of the Registrant*

3.1.1	Certificate of Amendment to Articles of Incorporation of Amazonica, Corp. filed with the Secretary of State of the State of Nevada May 2, 2014**

3.2	Bylaws of the Registrant*

10.1	Exclusive Contract for Sale of Goods dated April 15, 2011 *

10.2	Form of Subscription Agreement *

23.1	Consent of HARRIS & GILLESPIE CPA’S, PLLC

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002***

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley***

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

AMAZONICA, CORP.

Date: September 30, 2014	By:	/s/ Michael Soursos
	Name:	Michael Soursos
	Title:	President and Treasurer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 30, 2014	By:	/s/ Michael Soursos
	Name:	Michael Soursos
	Title:	President and Treasurer (Principal Executive, Financial and Accounting Officer) and sole member of the Board of Directors