Form 10-Q
period 2014-10-31
AMAZONICA, CORP.
filed 2014-12-22
CIK 1518548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

____________________________________________________________________

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

215,000,000 common shares outstanding as of October 31, 2014

(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Amazonica, Corp.

2

PART I – FINANCIAL INFORMATION

AMAZONICA, CORP.

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2014

AND FOR THE PERIOD FROM INCEPTION (JUNE 2, 2010) TO OCTOBER 31, 2014

REPORTED IN UNITED STATES DOLLARS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended October 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014 as filed with the Securities and Exchange Commission on September 30, 2014.

4

Amazonica Corp.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 31, 2014

AMAZONICA CORP.
Balance Sheets

	October 31,	April 30,
	2014	2014
	unaudited	audited
ASSETS
Current assets:
Cash	$80,846	$13,454
Prepaid expenses	100,000	150,000
Total current assets	180,846	163,454

Fixed assets
Computer equipment, net	2,000	2,000
Total fixed assets	2,000	2,000

Total assets	$182,846	$165,454

LIABILITIES
Current liabilities:
Accounts payable	$14,241	$3,435
Accrued Interest payable	68,021	30,626
Total current liabilities	82,262	34,061

Long term liabilities:
Convertible debentures, net of discount	544,412	396,981

Total long-term liabilities	544,412	396,981

Total liabilities	626,674	431,042

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 1,500,000,000 authorized, 215,000,000 shares issued and outstanding	215,000	215,000
Additional paid-in capital	314,219	(142,345)
Deficit accumulated during exploration stage	(973,046)	(338,243)
Total stockholders' equity	(443,827)	(265,588)
Total liabilities and stockholders' equity	$182,847	$165,454

The accompanying notes are an integral part of these financial statements.

AMAZONICA CORP
Statements of Operations
Unaudited

	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

General and administrative expenses	67,319	46,121	122,788	52,978
Loan fees	275,300	-	284,050	-
Research and development	25,000	-	50,000	-
Professional fees	17,755	1,023	33,125	1,023
Total operating expenses	385,374	47,144	489,963	54,001

Loss from operations	(385,374)	(47,144)	(489,963)	(54,001)

Other income/(expense):
Interest expense	133,146	575	144,841	575
Total other expenses	133,146	575	144,841	575

Provision for taxes on income	-		-	-

Net loss	(518,560)	(47,719)	$(634,804)	$(54,576)

Weighted average number of shares outstanding-basic	215,000,000	616,000,000	215,000,000	616,000,000

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

AMAZONICA CORP
Statements of Cash Flows
Unaudited

	Six months ended	Six months ended
	October 31,	October 31,
	2014	2013

Cash flows from operating activities:
Net income	$(634,804)	$(54,576)
Interest expense	(14,370)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Change in current assets and liabilities:
(Increase)/decrease in prepaids	50,000	(200,000)
Increase in accounts payable	10,806	24,778
Accrued interest	51,765	1,598
Net cash flows from operating activities	(588,368)	(228,200)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	456,565	-
Loans, related party	-	6,200
Proceeds from convertible notes	147,431	300,000
Net cash flows from financing activities	147,431	306,200
Net cash flows	147,431	78,000
Net increase in cash for the period	67,393
Cash and equivalents, beginning of period	13,454	-
Cash and equivalents, end of period	$80,847	$78,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	-	-
Shares issued to settle interest expense	-	-
Shares issued to settle convertible notes	-	-
Interest expense accrued but not paid for in cash	-	-

The accompanying notes are an integral part of these financial statements.

AMAZONICA CORP.

(dba Euro-American Hydrogen Corp.)

Notes to Financial Statements

October 31, 2014

Note 1 - Organization and Summary of Significant Accounting Policies:

Following is a summary of the Company’s organization and significant accounting policies:

Organization and Nature of Business:

Amazonica Corp., (“We,” or “the Company”) is a Nevada corporation incorporated on June 2, 2010. The Company has no revenues and limited operating history.

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

Basis of Presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ended October 31, 2014.

Use of Estimates:

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

Cash and Cash Equivalents:

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2014.

Property and Equipment:

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. For the three months ended October 31, 2014, the Company had no depreciation expense.

Income Taxes:

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

AMAZONICA CORP.

(dba Euro-American Hydrogen Corp.)

Notes to Financial Statements

October 31, 2014

Net Loss per Share Calculation:

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

Beneficial Conversion Features:

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

Debt Discount:

The Company determines of the convertible debenture should be accounted for as liability or equity under FASB ASC 480, Liabilities – Distinguishing Liabilities from Equity. FASB ASC 480, applies to certain contract involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, Obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and Certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

-	A fixed monetary amount known at inception, for example, a payable settlement with a variable number of the issuer’s equity shares with an issuance date fair value equal to a fixed dollar amount.

-

Variations in something other than the fair value of the issuer’s equity shares for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares, or

-	Variations inversely related to changes in fair value of the issuer’s equity shares, for example, a written put that could be net share settled.

Fair Value of Financial Instruments:

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

 AMAZONICA CORP.

(dba Euro-American Hydrogen Corp.)

Notes to Financial Statements

October 31, 2014

Determination of Fair Value:

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

Stock Based Compensation:

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

Recently Issued Accounting Pronouncements:

For the period ended October 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Going Concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of October 31, 2014, the Company had an accumulated deficit of $973,046. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

AMAZONICA CORP.

(dba Euro-American Hydrogen Corp.)

Notes to Financial Statements

October 31, 2014

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

Re-Statement

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

Note 3 -  Stockholder's Equity:

On May 2, 2013, The Company authorized an Amendment to the Articles of Incorporation, allowing the Company to issue up to a maximum of one billion, five hundred million (1,500,000,000) shares of common stock at par value of $0.0001 per share.

On May 24, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”) the Company’s issued and the outstanding shares of common stock increased from 3,520,000 to 616,000,000 at a par value $0.0001 on the basis of a 175:1 forward stock split. The forward split has been retroactively applied to all shares and per share figures in these financial statements.

On October 4, 2013, a total of 401,000,000 shares of common stock were gifted back to the Company by two shareholders and placed into treasury. This resulted in a reduction of the number of common shares outstanding.

A t October 13, 2014, the Company authorized and filed with the Securities Exchange Commission, an Amendment to the Articles of Incorporation changing the par value of the Company’s common stock from $0.001 per common stock share to $0.0001 per common stock share.

As of October 31, 2014 there are 1,500,000,000 shares of common stock at par value of $0.0001 per share authorized and 215,000,000 issued and outstanding.

AMAZONICA CORP.

(dba Euro-American Hydrogen Corp.)

Notes to Financial Statements

October 31, 2014

Note 4 - Related Party Transactions:

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

Note 5 - Consulting Agreements:

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

AMAZONICA CORP.

(dba Euro-American Hydrogen Corp.)

Notes to Financial Statements

October 31, 2014

Note 6 - Convertible Notes

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

As of October 31, 2014, the balance of the unamortized debt discount was $34,794 (April 30, 2014 $72,212) and the accrued interest on the “Note” was $57,226 (April 30, 2014-$27,976). During the six month period to October 31, 2014, the Company charged interest expense of $66,668, comprising of accrued interest of $29,250 and amortization of debt discount of $37,418.

During the six month period to October 31, 2013, the Company charged interest expense of $1,982 comprising of $1,023 and amortization of debt discount of $959.

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

At October 31, 2014, the balance of unamortized debt discount was $3,984 (April 30, 2014-$6,776) and the accrued interest on the “Note” was $4,000 (April 30, 2014-$1,612). During the six month period to October 31, 2014, the Company charged interest expense of $5,180 comprising accrued interest of $2,388 and amortization of debt discount of $2,792.

AMAZONICA CORP.

(dba Euro-American Hydrogen Corp.)

Notes to Financial Statements

October 31, 2014

Anton Group Hill Ltd. #2

On February 26, 2014, the Company issued an Unsecured Convertible Promissory Note (The “Note”) to Anton Group Hill Ltd. Or its permitted assigns (“Holder”) in the principle sum of twenty thousand ($20,000), plus simple interest thereon from the date of this note until fully paid at the rate of ten percent (10%) per annum payable in arrears and matures in two (2) years from the date of issue. Interest on this “Note” shall be computed on the basis of a 360 day year and a 30 day month.

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

At October 31, 2014, the balance of unamortized debt discount was $4,107 (April 30, 2014-$6,091) and the accrued interest on the “Note” was $2,479 (April 30, 2014-$614). During the six month period to October 31, 2014, the Company charged interest expense of $3,849, comprising accrued interest of $1,865 and amortization of debt discount of $1,984.

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

At October 31, 2014, the balance of unamortized debt discount was $3,460 (April 30, 2014-$4,705) and the accrued interest on the “Note” was $1,703 (April 30, 2014-$314). During the six month period to October 31, 2014, the Company charged interest expense of $2,455, comprising accrued interest of $1,389 and amortization of debt discount of $1,066.

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

AMAZONICA CORP.

(dba Euro-American Hydrogen Corp.)

Notes to Financial Statements

October 31, 2014

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

At October 31, 2014, the balance of unamortized debt discount was $3,518 (April 30, 2014- $4,897) and the accrued interest on the “Note” was $1,484 (April 30, 2014-$110). During the six month period to October 31, 2014, the Company charged interest expense of $2,754, comprising accrued interest of $1,375 and amortization of debt discount of $1,379.

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

At October 31, 2014, the balance of unamortized debt discount was $24,698 (April 30, 2014-$0) and the accrued interest on the “Note” was $4,872 (April 30, 2014-$0). During the six month period to October 31, 2014, the Company charged interest expense of $21,083, comprising accrued interest of $4,872 and amortization of debt discount of $16,211.

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

At October 31, 2014, the balance of unamortized debt discount was $30,120 (April 30, 2014-$0) and the accrued interest on the “Note” was $3,835 (April 30, 2014-$0). During the six month period to October 31, 2014, the Company charged interest expense of $19,738, comprising accrued interest of $3,835 and amortization of debt discount of $15,903.

AMAZONICA CORP.

(dba Euro-American Hydrogen Corp.)

Notes to Financial Statements

October 31, 2014

Typenex-Co-Investment LLC

On August 7, 2014, the Company issued a Secured Convertible Promissory Note (the “Note”) to Typenex Co-Investment, LLC or its permitted assigns (“Holder”) in the principle sum of two hundred and eighty thousand dollars ($280,000). The funds will be disbursed to the Company in five tranches. They all carry an interest rate on the principle amount of ten percent (10%) which will accrue from the date of issue of each tranche. The “Note” matures on September 7, 2015. The “Note” carries an Ordinary Issuer Discount of $25,000, a loan arrangement fee of $5,000 and the Company granted Typenex a share purchase warrant to purchase up to $140,000 of common stock.

An initial tranche of seventy five thousand dollars ($75,000) was received by the Company on August 7, 2014.

The “Note” is secured by all of the intellectual property held by the company.

The “Note” holder has the option to convert the principle and any accrued interest into no-assessable common shares of stock at a conversion price of sixty five percent (65%) of the lowest closing bid twenty (20) trading days before the conversion date. Once the conversion has taken place it is irrevocable. In the event the Company experiences a DTC “Chill” on its shares, the conversion price will be subject to a further five percent (5%) discount for all future conversions. If any major default occurs after the effective date of the “Note” then the conversion factor for all future conversions shall automatically be reduced by an additional 5% for each of the first three (3) major defaults.

Commencing on February 7, 2015, and on the same day of each month thereafter, the Company shall pay the lender an instalment amount equal to $35,000 plus accrued interest. The instalment may be settled either by cash or the conversion of the “Note” into common stock as noted above.

The loan arrangement fee has been expensed as incurred and the Original Issuer Discount of $25,000 will amortize over the life of the “Note”. The Company also recorded a beneficial conversion feature of $70,000 which will amortize over the life of the “Note”.

At October 31, 2014, the balance of the unamortized debt discount was $54, 975 (April 30, 2014-$0), the accrued interest on the “Note” was $6,792 (April 30, 2014-$0) and the balance of unamortized Ordinary Issuer Discount was $11,799. During the six month period to October 31, 2014, the Company charged interest expense of $35,018, comprising accrued interest of $3,835, amortization of debt discount of $15,903 and amortization of Ordinary Issuer Discount of $13,201. The Company also recorded $275,300 of loan fees comprising the cash paid of $5,000 and the fair value of the share purchase warrant granted of $270,300.

AMAZONICA CORP.

(dba Euro-American Hydrogen Corp.)

Notes to Financial Statements

October 31, 2014

Typenex Share Purchase Warrant disclosure

On August 7, 2014, in connection with the issuance of the Typenex Co-Investment, LLC note payable the Company issued a share purchase warrant whereby the holder could acquire up to $140,000 of Common stock until August 7, 2019. The exercise price is defined as the lower of $0.008 and Market Price. Market Price is comprises sixty five percent (65%) of the lowest 3 closing bid prices during the twenty (20) trading days before August 7, 2014. Should the average price of the three lowest bid prices be less than $0.005 then the conversion factor shall be reduced to 60% of market price. The Company has determined the exercise price is $0.00198 and accordingly a maximum of $70,707,071 common shares could be issued pursuant exercise of the share purchase warrant. The fair value of the warrants issuable pursuant was determined as $270,300, which has been expensed a loan arrangement fee.

A summary of changes in share purchase warrants for the six months ended October 31, 2014 and the year ended April 31, 2014 is presented below:

	SIX MONTHS ENDED		YEAR ENDED
	OCTOBER 31, 2014		APRIL 30, 2014
	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

Balance, beginning of period	-	$-	-	$-
Issued	70,707,071	0.00198	-	-

Balance, end of period	70,707,071	$0.00198	-	$-

As at October 31, 2014, share purchase warrants were outstanding for the purchase of common shares as follows:

		NUMBER
NUMBER	PRICE	EXERCISABLE
OF	PER	AT OCTOBER 31,	EXPIRY
WARRANTS	WARRANT	2014	DATE

70,707,071	$0.00198	70,707,071	August 7, 2019

The fair value of each finder’s warrant issued is estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted average assumptions:

	OCTOBER 31	APRIL 30
	2014	2014

Risk free interest rate	1.6%	-
Expected life	5 years	-
Expected volatility	195%	-
Expected forfeiture	-	-
Expected dividend yield	-	-
Fair value of warrants issued	$0.0038	-

AMAZONICA CORP.

(dba Euro-American Hydrogen Corp.)

Notes to Financial Statements

October 31, 2014

JMJ Financial

On August 9, 2014, the Company issued a “Convertible Promissory Note” (the “Note”) to JMJ Financial or its permitted assigns (“Holder”) in the principle sum of five hundred thousand dollars (500,000). The funds will be disbursed to the Company as required. Each disbursement will carry an interest rate on the principle amount of twelve percent (12%) per annum with the first three months interest free. The maturity date of each disbursement is two (2) years. The “Note” carries an Ordinary Issuer Discount of $50,000, being 10% of the “Note”. The initial payment of forty four thousand dollars ($44,000) was received by the Company on August 13, 2014.

The “Note” holder has the option to convert the principle and any accrued interest into non-assessable common shares of stock, at a conversion price of the lower of $0.0035 or sixty percent (60%) of the lowest closing bid twenty five (25) trading days before the conversion date. In the event the conversion shares are not deliverable by DWAC, an additional 10% discount shall apply and if the Company experiences a DTC “Chill” on its shares, the conversion price will be subject to a further five percent (5%) discount while the “Chill” is in place.

The Original Issuer Discount on the first tranche of $4,000 will amortize over the life of the “Note”. The Company recorded a beneficial conversion feature of $29,333 which will amortize over the life of the “Note”.

At October 31, 2014, the balance of unamortized debt discount was $26,002 (April 30, 2014-$0), the accrued interest on the “Note” was $0 (April 30, 2014-$0) and the balance of unamortized Ordinary Issuer Discount was $2,571. During the six month period to October 31, 2014, the Company charged interest expense of $4,760, comprising accrued interest of $0, amortization of debt discount of $3,331 and amortization of Ordinary Issuer Discount of $1,429.

Note 7- Subsequent Events

In Accordance with SFAS 165 (ASC 855-10) management has reviewed events through December 15, 2014, the date the financials were issued and determined that there are none to report.

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

Three months ended October 31, 2014 compared to the three months ended October 31, 2013

Our net loss for the three month period ended October 31, 2014 was $(518,560) compared to a net loss of $(47,144) during the three month period ended October 31, 2013 due to an increase in research and development fees as well as professional fees.

The Company has not generated any revenue since inception.

During the three month periods ended October 31, 2014, we incurred general and administrative expenses of $67,319 compared to $46,121 incurred during three month period ended October 31, 2013.

Liquidity and Capital Resources

As of October 31, 2014, we had $182,846 in total assets and our total liabilities were $626,674, comprised of $14,241 in accounts payable, $68,021 in accrued interest payable, and total long term liabilities of $544,412.

As of April 30, 2014, we had $165,454 in total assets and $431,042 in liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period from ended October 31, 2014 cash provided by financing activities was $ 147,431 received from the issuance of convertible notes and $456,565 received for the sale of common stock.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing.

We estimate that within the next 12 months we will need approximately an additional $500,000 to continue our development of a commercially viable product.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of October 31, 2014, the Company had an accumulated deficit of $973,046. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2014, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

__________________

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

AMAZONICA, CORP.

Date: December 22, 2014	By:	/s/ Michael Soursos
	Name:	Michael Soursos
	Title:	Principal Executive Officer and Principal Financial Officer

