Form 10-Q
period 2015-01-31
AMAZONICA, CORP.
filed 2015-03-23
CIK 1518548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

215,000,000 common shares outstanding as of January 31, 2015

(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AMAZONICA, CORP.

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the period ended January 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014 as filed with the Securities and Exchange Commission on September 30, 2014.

AMAZONICA, CORP.
Balance Sheets

		(re-stated)
	January 31,	April 30,
	2015	2014
	(Unaudited)	audited
ASSETS
Current assets:
Cash	$100,903	$13,454
Prepaid expenses	-	150,000
Total current assets	100,903	163,454

Fixed assets
Computer equipment, net	2,000	2,000
Total fixed assets	2,000	2,000

Total assets	$102,903	$165,454

LIABILITIES
Current liabilities:
Accounts payable	$10,285	$3,435
Accrued Interest payable	118,267	30,626
Convertible debentures net of discount	575,678	-
Total current liabilities	704,230	34,061

Long term liabilities:
Convertible debentures, net of discount	63,945	396,981

Total long-term liabilities	63,945	396,981

Total liabilities	768,175	431,042

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 1,500,000,000 authorized, 215,000,000 shares issued and outstanding	215,000	215,000
Additional paid-in capital	314,219	(142,345)
Deficit accumulated during development stage	(1,194,491)	(338,243)
Total stockholders' equity	(665,272)	(265,588)
Total liabilities and stockholders' equity	$102,903	$165,454

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP
Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended January 31		Ended January 31
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

General and administrative expenses	59,793	56,329	182,581	103,354
Loan fees	-	-	284,050	-
Research and development	-	25,000	50,000	25,000
Amortization expense	-	14,226	-	15,249
Professional fees	16,195	11,980	49,320	13,730
Total operating expenses	75,988	107,535	565,951	157,333

Loss from operations	(75,988)	(107,535)	(565,951)	(157,333)

Other income/(expense):
Interest expense	145,457	7,967	290,298	8,542
Total other expenses	145,457	7,967	290,298	8,542

Provision for taxes on income	-	-	-	-

Net loss	(221,445)	(115,502)	$(856,249)	$(165,875)

Weighted average number of shares outstanding-basic	215,000,000	616,000,000	215,000,000	616,000,000

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	January 31,	January 31,
	2015	2014

Cash flows from operating activities:
Net income	$(856,249)	$(165,875)
Interest expense	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Change in current assets and liabilities:
(Increase)/decrease in prepaids	150,000	(175,000)
Increase in accounts payable	6,850	-
Accrued interest	87,641	23,792
Net cash flows from operating activities	(611,758)	(317,083)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	456,565	-
Loans, related party	-	2,200
Proceeds from convertible notes	242,642	325,000
Net cash flows from financing activities	699,207	327,200
Net cash flows	699,207	10,117
Net increase in cash for the period	87,449
Cash and equivalents, beginning of period	13,454	-
Cash and equivalents, end of period	$100,903	$10,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	-	-
Shares issued to settle interest expense	-	-
Shares issued to settle convertible notes	-	-
Interest expense accrued but not paid for in cash	-	-

The accompanying notes are an integral part of these financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies:

Following is a summary of the Company’s organization and significant accounting policies:

Since the year ended April 30, 2014, the financial statements have been reclassified to correct an error in accounting for the Company’s accrued interest and interest expense. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

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

Basis of Presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ended January 31, 2015.

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

Cash and Cash Equivalents:

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31, 2015.

Property and Equipment:

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. For the three and nine months periods ended January 31, 2015, the Company had no depreciation expense.

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

-

Variations in something other than the fair value of the issuer’s equity shares for example, a financial instrument indexed to the S&P 500 that can be settled with a variable number of the issuer’s equity shares, or

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

Recently Issued Accounting Pronouncements:

For the period ended January 31, 2015, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Going Concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of January 31, 2015, the Company had an accumulated deficit of $1,194,491. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As of January 31, 2015 there are 1,500,000,000 shares of common stock at par value of $0.0001 per share authorized and 215,000,000 issued and outstanding.

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

As of January 31, 2015, the balance of the unamortized debt discount was $9,095 (April 30, 2014 $72,212) and the accrued interest on the “Note” was $72,592 (April 30, 2014-$27,976). During the nine month period to January 31, 2015, the Company charged interest expense of $107,733, comprising of accrued interest of $44,616 and amortization of debt discount of $63,117.

During the nine month period to January 31, 2014, the Company charged interest expense of $28,184 comprising of $14,500 and amortization of debt discount of $13,684

Anton Group Hill Ltd. #1

On December 20, 2013, the Company issued an Unsecured Convertible Promissory Note (The “Note”) to Anton Group Hill Ltd., or it’s permitted assigns in the principle sum of Twenty Five Thousand Dollars ($25,000). This is a working capital loan which carries a simple interest rate of 10% per annum payable quarterly in arrears and matures in two (2) years from the date of issue.

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

At January 31, 2015, the balance of unamortized debt discount was $2,135 (April 30, 2014-$6,776) and the accrued interest on the “Note” was $5,255 (April 30, 2014-$1,612). During the nine month period to January 31, 2015, the Company charged interest expense of $8,282 comprising accrued interest of $3,643 and amortization of debt discount of $4,639.

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

At January 31, 2015, the balance of unamortized debt discount was $2,835 (April 30, 2014-$6,091) and the accrued interest on the “Note” was $3,458 (April 30, 2014-$614). During the nine month period to January 31, 2015 the Company charged interest expense of $6,100, comprising accrued interest of $2,844 and amortization of debt discount of $3,256.

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

At January 31, 2015, the balance of unamortized debt discount was $2,353 (April 30, 2014-$4,705) and the accrued interest on the “Note” was $2,432 (April 30, 2014-$314). During the nine month period to January 31, 2015, the Company charged interest expense of $4,471, comprising accrued interest of $2,118 and amortization of debt discount of $2,353.

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

At January 31, 2015, the balance of unamortized debt discount was $2,653 (April 30, 2014- $4,897) and the accrued interest on the “Note” was $2,206 (April 30, 2014-$110). During the nine month period to January 31, 2015, the Company charged interest expense of $4,341, comprising accrued interest of $2,096 and amortization of debt discount of $2,244.

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

At January 31, 2015, the balance of unamortized debt discount was $8,475 (April 30, 2014-$0) and the accrued interest on the “Note” was $8,384 (April 30, 2014-$0). During the nine month period to January 31, 2015, the Company charged interest expense of $40,818, comprising accrued interest of $8,384 and amortization of debt discount of $32,434.

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

At January 31, 2015, the balance of unamortized debt discount was $6,598 (April 30, 2014-$0) and the accrued interest on the “Note” was $7,724 (April 30, 2014-$0). During the nine month period to January 31, 2015, the Company charged interest expense of $47,149, comprising accrued interest of $7,724 and amortization of debt discount of $39,425.

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

At January 31, 2015, the balance of the unamortized debt discount was $34,267 (April 30, 2014-$0), the accrued interest on the “Note” was $14,429 (April 30, 2014-$0) and the balance of unamortized Ordinary Issuer Discount was $5,302. During the nine month period to January 31, 2015, the Company charged interest expense of $50,162, comprising accrued interest of $14,429, amortization of debt discount of $35,733 and amortization of Ordinary Issuer Discount of $19,698. The Company also recorded $275,300 of loan fees comprising the cash paid of $5,000 and the fair value of the share purchase warrant granted of $270,300.

Typenex Share Purchase Warrant disclosure

On August 7, 2014, in connection with the issuance of the Typenex Co-Investment, LLC note payable the Company issued a share purchase warrant whereby the holder could acquire up to $140,000 of Common stock until August 7, 2019. The exercise price is defined as the lower of $0.008 and Market Price. Market Price is comprises sixty five percent (65%) of the lowest 3 closing bid prices during the twenty (20) trading days before August 7, 2014. Should the average price of the three lowest bid prices be less than $0.005 then the conversion factor shall be reduced to 60% of market price. The Company has determined the exercise price is $0.00198 and accordingly a maximum of 70,707,071 common shares could be issued pursuant exercise of the share purchase warrant. The fair value of the warrants issuable pursuant was determined as $270,300, which has been expensed a loan arrangement fee.

A summary of changes in share purchase warrants for the nine months ended January 31, 2015 and the year ended April 30, 2014 is presented below:

	NINE MONTHS ENDED		YEAR ENDED
	JANUARY 31, 2015		APRIL 30, 2014
	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

Balance, beginning of period	-	$-	-	$-
Issued	70,707,071	0.00198	-	$-

Balance, end of period	70,707,071	$0.00198	-	$-

As at January 31, 2015, share purchase warrants were outstanding for the purchase of common shares as follows:

		NUMBER
		EXERCISABLE
		AT
NUMBER OF WARRANTS	PRICE PER WARRANT	JANUARY 31, 2015	EXPIRY DATE

70,707,071	$0.00198	70,707,071	August 7, 2019

The fair value of each finder’s warrant issued is estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted average assumptions:

	JANUARY 31,	APRIL 30,
	2015	2014

Risk free interest rate	1.6%	-
Expected life	5 years	-
Expected volatility	195%	-
Expected forfeiture	-	-
Expected dividend yield	-	-
Fair value of warrants issued	$0.0038	-

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

The “Note” holder has the option to convert the principle and any accrued interest into non-assessable common shares of stock, at a conversion price of the lower of $0.0035 or sixty percent (60%) of the lowest closing bid twenty five (25) trading days before the conversion date. In the event the conversion shares are not deliverable by Depository Trust Company (DTC), an additional 10% discount shall apply and if the Company experiences a DTC “Chill” on its shares, the conversion price will be subject to a further five percent (5%) discount while the “Chill” is in place.

The Original Issuer Discount on the first tranche of $4,000 will amortize over the life of the “Note”. The Company recorded a beneficial conversion feature of $29,333 which will amortize over the life of the “Note”.

At January 31, 2015, the balance of unamortized debt discount was $21,838 (April 30, 2014-$0), the accrued interest on the “Note” was $8,800 (April 30, 2014-$0) and the balance of unamortized Ordinary Issuer Discount was $1,731. During the nine month period to January 31, 2015, the Company charged interest expense of $16,295, comprising accrued interest of $8,800, amortization of debt discount of $7,495 and amortization of Ordinary Issuer Discount of $2,287.

Note 7- Subsequent Events

In Accordance with SFAS 165 (ASC 855-10) management has reviewed events through March 12, 2015, the date these financials were available for issue and determined that there are none to report.

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

Three months ended January 31, 2015 compared to the three months ended January 31, 2014

Our net loss for the three month period ended January 31, 2015 was $(221,445) compared to a net loss of $(115,502) during the three month period ended January 31, 2014 due to an increase in research and development fees as well as professional fees.

The Company has not generated any revenue since inception.

During the three month period ended January 31, 2015, we incurred general and administrative expenses of $59,793 compared to $56,329 incurred during three month period ended January 31, 2014.

Liquidity and Capital Resources

As of January 31, 2015, we had $102,903 in total assets and our total liabilities were $768,175, comprised of $10,285 in accounts payable, $118,267 in accrued interest payable, $575,678 in convertible debentures net of discount, and total long term liabilities of $63,945.

As of April 30, 2014, we had $165,454 in total assets and $431,042 in liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended January 31, 2015 cash provided by financing activities was $699,207 received from the issuance of convertible notes and common stock.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of January 31, 2015, the Company had an accumulated deficit of $1,194,491. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

AMAZONICA, CORP.

Date: March 23, 2015	By:	/s/ Michael Soursos
	Name:	Michael Soursos
	Title:	Principal Executive Officer and Principal Financial Officer

