Form 10-K
period 2015-04-30
AMAZONICA, CORP.
filed 2015-11-12
CIK 1518548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-174304

AMAZONICA, CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0363013
(State of incorporation)	(I.R.S. Employer Identification No.)

120 H Turnbull Crt. Cambridge, ONT N1T 1H9, Canada	N/A
(Address of principal executive offices)	(Zip Code)

(519) 800-7556

 (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of November 4, 2015 the registrant had 616,000,000 shares of common stock issued and outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: $nil.

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

General

Amazonica, Corp. (hereinunder "we," "the Company" or "the Registrant") was incorporated in the State of Nevada on June 2, 2010. On March 28, 2014, the Company submitted its patent application with the United States Patent and Trademark Office for our "Ultra-Pure Hydrogen Generating Device Using Combustion Of A Mixture Of Ethanol And Gasoline", application number 61972088. The patent was based on ongoing research and development work from the Company's team of scientists, led by Dr. Gennadiy Petrovich Glazunov, a world renowned scientist at the Institute of Plasma Physics of the National Science Center of the National Academy of Science, located within the Kharkov Institute of Physics and Technology.

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

Amazonica's system for producing 99.999% pure hydrogen—wherever and whenever it is needed—is a technological breakthrough. This low cost, environmentally friendly fuel source could transform the industrial economies and the developing world.

Amazonica's production method solves the problems currently associated with the hydrogen production: cost, distribution and purity. This breakthrough will enable high quality hydrogen to be produced cheaply, on demand and using low heat combustion. Because the production method is scalable, Amazonica technology could enable centralized production on industrial scale.

Technologies that enable on-site production at refueling stations will have an economic edge in early stages of automotive fuel cell markets. Enabling on-site production is not the only hurdle facing automotive design engineers. The platinum catalysts used in most vehicle fuel cells can be easily "poisoned" by impurities in hydrogen and ultimately reducing catalyst effectiveness. Hydrogen production technologies must therefore either produce high purity hydrogen outright, or incorporate additional purification processes. Amazonica's technology is a single-step process, which will reduce production costs, as well as produce 99.999% pure hydrogen much more efficiently.

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

Product

On March 26, 2014, the Company filed patent application number 61970600 for our "Ultra Pure Hydrogen Generating Device". A copy of the patent application can be found as Exhibits 10.2 and 10.3 to the Form 8-K filed by the Company on April 2, 2014. On March 28, 2014, the Company filed application number 61972088 for our "Ultra-Pure Hydrogen Generating Device Using Combustion Of A Mixture Of Ethanol And Gasoline". A copy of the patent application can be found as Exhibits 10.2 and 10.3 to the Form 8-K filed by the Company on April 8, 2014. Both patents are currently pending. The patent applications were based on ongoing research and development work from the Company's team of scientists, led by Dr. Gennadiy Petrovich Glazunov, a world renowned scientist at the Institute of Plasma Physics of the National Science Center of the National Academy of Science, located within the Kharkov Institute of Physics and Technology.

The main objective of the invention is to improve the method of generating ultra-pure hydrogen while both enhancing its productivity and reducing environmental impact associated with the ultra-pure hydrogen production. This particular methodology is capable of producing ultra-pure hydrogen at productivity level previously unachievable. It is a known fact that environmental impact is lower if in the combustion the mixture of gasoline and ethanol is used instead of gasoline alone. However, it was not previously known the incorporation of ethanol in gasoline yields improvements in pure hydrogen production. According to experimental results disclosed in the filed patent application, the present use of ethanol/gasoline mixture offers not only reduced environmental impact, but also enhances productivity of hydrogen generation by 25-50%. On April 29, 2015, the Company also applied for a provisional patent for "Pure Hydrogen Accumulating and Compressing Device" as they work on the Project had shown to be fruitful in other regards, not yet contemplated.

The abstract of our filing for the Ultra Pure Hydrogen Generating Device describes the patent as follows:

A device for generating ultra-pure hydrogen comprising a substantially cylindrical palladium tube having a first end and a second end, wherein the first end is hermetically sealed with a jointing technique; a collection end; a valve disposed within a hydrogen 5 conductor having two ends, wherein the second end of the palladium tube is hermetically sealed to one end of the hydrogen conductor and the collecting end is connected to the other end of the hydrogen conductor; and a screen opposingly disposed from the flame source and about the substantially cylindrical diffusion-catalytic membrane, the central axis of the screen is disposed substantially parallelly with the 10 central axis of the substantially cylindrical diffusion-catalytic membrane at a distance of about 4 cm.

The abstract of our filing for the Ultra-Pure Hydrogen Generating Device Using Combustion Of A Mixture Of Ethanol And Gasoline describes the patent as follows:

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

We are currently in discussions with potential joint venture partners in regards to licensing our technology or developing a use specific product for use in oil and gas energy production.

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

Our strategy is to develop and manufacture products and systems for sale to OEMs, governments, systems integrators, suppliers and other market channel partners that have mature sales and distribution networks for their products. Our success may be heavily dependent on our ability to establish and maintain relationships with these partners who will integrate our products developed from our technology into their products and on our ability to find partners who are willing to assume some of the research and development costs and risks associated with our technology. Our performance may, as a result, depend on the success of other companies, and there are no assurances of their success. We can offer no guarantee that OEMs, governments, systems integrators, suppliers and other market channel partners will manufacture appropriate products or, if they do manufacture such products, that they will choose to use our technology as a component. The end products into which our technology will be incorporated will be complex appliances comprising many components and any problems encountered by such third parties in designing, manufacturing or marketing their products, whether or not related to the incorporation of our fuel cell products, could delay sales of our products and adversely affect our financial results. Our ability to sell our products to the OEM markets depends to a significant extent on our partners' worldwide sales and distribution networks and service capabilities. In addition, some of our agreements with customers and partners require us to provide shared intellectual property rights in certain situations, and there can be no assurance that any future relationships we enter into will not require us to share some of our intellectual property. Any change in the fuel cell, hydrogen or alternative fuel strategies of one of our partners could have a material adverse effect on our business and our future prospects.

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

We may acquire technologies or companies in the future, and these acquisitions could disrupt our business and dilute our shareholders' interests.

We may acquire additional technologies or other companies in the future and we cannot provide assurances that we will be able to successfully integrate their operations or that the cost savings we anticipate will be fully realized. Entering into an acquisition or investment entails many risks, any of which could materially harm our business, including: diversion of management's attention from other business concerns; failure to effectively assimilate the acquired technology, employees or other assets into our business; the loss of key employees from either our current business or the acquired business; and the assumption of significant liabilities of the acquired company.

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

We also intend to protect our proprietary intellectual property through contracts including, when possible, confidentiality agreements and inventors' rights agreements with our customers and employees. We cannot be sure that the parties who enter into such agreements with us will not breach them, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. If necessary or desirable, we may seek licences under the patents or other intellectual property rights of others. However, we cannot be sure we will obtain such licences or that the terms of any offered licences will be acceptable to us. Our failure to obtain a licence from a third party for intellectual property we use in the future could cause us to incur substantial liabilities and to suspend the manufacture and shipment of products or our use of processes that exploit such intellectual property.

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

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted. In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting, or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

We may, in the future, issue additional common shares that would reduce investors' percent of ownership and may dilute our share value.

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

Our common shares are subject to the "Penny Stock" Rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a "penny stock" to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our common shares are currently regarded as a "penny stock", since our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for its shares is less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable; they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

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

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company's securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management's attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC-BB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We occupy an office located in Ontario, Canada. Our 9,750 sq/ft. principal office is located at 120 Turnbull Court Cambridge, Ontario Canada N1T 1H9 Units A, G, H&I. We have a lease with General Woolstock Ltd., the owner of the property, until September 2016 with the right to renew another three years. Our telephone number is (519) 800-7556. These offices provide mail, and the use of office facilities as required. The rent for this office is approximately $6,850 per month including taxes. Utilities and other costs are approximately $3,800 per month including heat, hydro, garbage, and internet.

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

Except as set forth in our discussion below in "Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons," none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock is currently quoted on the OTCMarkets Pink Sheets (OTC:PinkSheets) under the trading symbol "AMZZ". There was no trading data for the period prior to May 21, 2013.

Period	High	Low
May 21, 2013 through July 31, 2013	$1.5000	$0.6500
August 1, 2013 through October 31, 2013	$0.7700	$0.0950
November 1, 2013 through January 31, 2014	$0.840	$0.4700
February 1, 2014 through April 30, 2014	$0.7000	$0.0200
May 1, 2014 through July 31, 2014	$0.0340	$0.0030
August 1, 2014 through October 31, 2014	$0.0050	$0.0015
November 1, 2014 through January 31, 2015	$0.0040	$0.0016
February 1, 2015 through April 30, 2015	$0.0026	$0.0005

The closing price of our common stock as reported on the OTCQB Marketplace was $0.0001 on October 28, 2015. There are currently 1,364,237,801 shares of common stock issued and outstanding.

One share of our Series A Preferred has been issued, but no market exists for our Series A Preferred Stock.

(b) Holders

As of October 28, 2015, there were approximately 10 owners of record for our common stock. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent and Registrar

Our independent stock transfer agent is Island Stock Transfer, 15500 Roosevelt Blvd., Suite 301Clearwater, FL 33760 Telephone: (727) 289-0010.

(c) Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the expansion of our business, and we do not anticipate paying any cash dividends for the foreseeable future following this offering. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

During the period from February 1 through April 30, 2015, 4 companies, namely Auctus Private Equity Fund, JMJ Financial, Typenex Co-Investment, LLC and LG Capital Funding LLC, elected to convert all or part of loans and accrued interest into shares of common stock, as agreed in their various loan documents with the Company. The "converted shares" total 417,528,649. The promissory notes were issued under an exemption from registration under Rule 506 of Regulation D and are generally deemed restricted unless availed of an exemption such as Rule 144.

The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as mended (the "Securities Act") and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Issuer Purchases of Equity Securities

None.

Use of Proceeds of Registered Securities.

There were no sales or proceeds during the calendar year ended April 30, 2015, for the sale of registered securities.

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

PLAN OF OPERATION

The Company working with CRDF Global has provided necessary funding to the Institute of Plasma Physics of the National Science Center of the National Academy of Science, located within the Kharkov Institute of Physics and Technology to develop proprietary system for production of ultra-pure hydrogen. The Company expects to have commercially viable system design available to start production within 6-12 months. However, we are currently in discussion with a custom design and licensing for adapting our technology for a potential joint venture partner. If this occurs, we may divert our efforts and resources from a commercial product direct to customers, in order to create positive revenues from a potential licensing agreement. In this case, our time line for development of a commercial product may be extended up to 24 months depending on the resource demand required in our potential joint venture.

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

FISCAL YEAR ENDED APRIL 30, 2015 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2014.

Our net loss for the fiscal year ended April 30 2015 was $1,128,324 compared to a net loss of $115,502 during the fiscal year ended April 30, 2014. These expenses incurred during the fiscal year ended April 30, 2015 consisted of: $347,998 in general and administrative expenses $284,050 in loan expenses, $50,000 in research and development, $68,105 in professional fees, and $378,171 in interest expense. During fiscal year ended April 30, 2015 and the fiscal year ended April 30, 2014, the Company did not generate any revenue.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2015

As of April 30, 2015, our assets were $29,883 comprised of $27,883 in cash assets, and $2,000 in furniture. Our current liabilities were $719,041, comprised of $17,193 accounts payable, $152,102 in accrued interest, and $549,746 convertible debenture discount.

As of April 30, 2014, our assets were $165,454 comprised of $13,454 in cash assets, $150,000 in prepaid expenses, and $2,000 in furniture. Our current liabilities were $431,042, comprised of $3,435 accounts payable, $396,981 in accrued interest, and $396,981 in convertible debt discount.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period ended April 30, 2015, cash provided by financing activities was $857,518 received from $152,763 in loans, and $704,755 in issuance of common stock for cash.

Current cash on hand is insufficient for all of the Company's commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing.

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

We anticipate that we will require a minimum of $95,000.00 to fund operations for the next six months, which should allow for the development of our technology and for the Company to seek acquisitions of technologies and fund development of those technologies related to our planned business. However, we may be able to supplement funding through cash flows derived from potential joint ventures. This does not include general administrative costs and working capital.

Currently, we do not have sufficient funding to meet our obligations relating to the development of our technology, and we do not have sufficient funding to meet our next twelve month obligations, our ability to meet our financial liabilities and commitments will be dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We estimate that our expenses over the next 12 months will be approximately $240,000.00 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	50,000.00
Technology Expenditures	12 months	95,000.00
Management and operating costs	12 months	50,000.00
Salaries and consulting fees	12 months	25,000.00
Fixed asset purchases	12 months	10,000.00
General and administrative expenses	12 months	10,000.00
Working Capital	12 months	50,000.00
Total		240,000.00

We intend to meet our cash requirements for the next 12 by way of equity and/or debt financings, and potentially through licensing agreements. We do not have sufficient funding to fund our technology development and some funding for operations and we do not currently have sufficient funding to meet our budget for expenditures for the next twelve months. There is no assurance that any such financing will be available or if available, on terms that will be acceptable to us.

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

GOING CONCERN

The independent auditors' report accompanying our April 30, 2015 and April 30, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has incurred losses since inception resulting in an accumulated deficit of $XXXX as of April 30, 2015 and further losses are anticipated in the development of the business raising substantial doubt about the Company's ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Amazonica Corp.

I have audited the accompanying balance sheets of Amazonica Corp. as of April 31, 2015 and 2014, and the related statements of operations, stockholders' equity and cash flows for the years ended April 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amazonica Corp., as of April 31, 2015 and 2014, and the results of its operations and cash flows for the years ended April 31, 2015 and 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 2 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Stewart

Seattle, Washington

October 28, 2015

AMAZONICA CORP

(A Development Stage Company)

Balance Sheets

		(re-stated)
	April 30,	April 30,
	2015	2014

ASSETS
Current assets:
Cash	$27,883	$13,454
Prepaid expenses	-	150,000
Total current assets	27,883	163,454

Fixed assets
Computer equipment, net	2,000	2,000
Total fixed assets	2,000	2,000

Total assets	$29,883	$165,454

LIABILITIES
Current liabilities:
Accounts payable	$17,193	$3,435
Accrued Interest payable	152,102	30,626
Convertible debentures net of discount	549,746	396,981
Total current liabilities	719,041	431,042

Common stock, $0.0001 par value, 1,500,000,000 authorized, 632,528,649 shares issued and outstanding at April 30, 2015 and 215,000,000 at April 30, 2014 respectively.	63,253	215,000
Additional paid-in capital	714,156	(142,345)
Deficit accumulated during development stage	(1,466,567)	(338,243)
Total stockholders' equity	(689,158)	(265,588)
Total liabilities and stockholders' equity	$29,883	$165,454

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP

(A Development Stage Company)

Statements of Operations

	Years Ended April 30,
	2015	2014

Revenue	$-	$-

General and administrative expenses	347,998	131,431
Loan fees	284,050	-
Research and development	50,000	50,000
Amortization expense	-	29,044
Professional fees	68,105	33,350
Total operating expenses	750,153	243,825

Loss from operations	750,153	(243,825)

Other income/(expense):
Interest expense	378,171	40,231
Total other expenses	378,171	40,231

Provision for taxes on income	-	-

Net loss	(1,128,324)	(284,056)

Weighted average number of shares outstanding-basic	632,528,649	215,000,000

Net loss per share - basic	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP

(A Development Stage Company)

Statements of Equity

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance at inception, June 2, 2010

Shares Issued	522,000,000	$522,000	$(519,000)	$-	$3,000

Net (loss)	-	-	-	(2,010)	(2,010)

Balances, April 30, 2011 (Audited)	522,000,000	522,000	(519,000)	(2,010)	990

Shares Issued	94,000,000	94,000	(73,200)	-	20,800

Net (loss)	-	-	-	(19,331)	(19,331)

Balance, April 30, 2012 (Audited)	616,000,000	616,000	(592,200)	(21,341)	2,459

Net (loss)	-	-	-	(32,846)	(32,846)

Balance, April 30, 2013 (Audited)	616,000,000	616,000	(592,200)	(54,187)	(30,387)

Shares terminated	(401,000,000)	(401,000)	401,000	-	-

Shareholder loan forgiven and converted to paid in capital	-	-	32,187	-	32,187

Debt discount on convertible notes	-	-	16,668	-	16,668

Net (loss)	-	-		(284,056)	(284,056)

Balance, April 30, 2014 (Audited)	215,000,000	215,000	(142,345)	(338,243)	(265,588)

Adjustment for the change in par value from $0.001 to $0.0001	215,000,000	(193,500)	193,500	-	-

April 30, 2015 loans converted to common shares at par $0.0001	417,528,649	41,753	663,001	-	704,754

Net(loss)	-	-	-	(1,128,324)	(1,128,324)

Balance, April 30, 2015 (Audited)	632,528,649	63,253	714,156	(1,466,567)	(689,158)

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP

(A Development Stage Company)

Statements of Cash Flows

	Year Ended	Year Ended
	April 30,	April 30,
	2015	2014

Cash flows from operating activities:
Net income	$(1,128,324)	$(284,056)
Interest expense	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Change in current assets and liabilities:
(Increase)/decrease in prepaids	150,000	(150,000)
Increase in accounts payable	13,758	3,035
Accrued interest	121,477	30,626
Net cash flows from operating activities	(843,089)	(400,395)

Cash flows from investing activities:
Purchase of fixed assets	-	(2,000)
Net cash flows from investing activities	-	(2,000)

Cash flows from financing activities:
Proceeds from sale of common stock	704,755	48,854
Loans, related party	-	(29,987)
Proceeds from convertible notes	152,763	396,981
Net cash flows from financing activities	857,518	415,848
Net cash flows	857,518	13,453
Net increase in cash for the period	14,429
Cash and equivalents, beginning of period	13,454	-
Cash and equivalents, end of period	$27,883	$13,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	-	-
Shares issued to settle interest expense	-	-
Shares issued to settle convertible notes	417,528,649.00	-
Interest expense accrued but not paid for in cash	-	-

The accompanying notes are an integral part of these financial statements.

Amazonica, Corp.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2014

Note 1 - Organization and Summary of Significant Accounting Policies:

Following is a summary of the Company's organization and significant accounting policies:

Since the year ended April 30, 2014, the financial statements have been reclassified to correct an error in accounting for the Company's accrued interest and interest expense. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

Organization and Nature of Business:

Amazonica Corp., ("We," or "the Company") is a Nevada corporation incorporated on June 2, 2010. The Company has no revenues and limited operating history.

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

Basis of Presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended April 30, 2015.

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

Cash and Cash Equivalents:

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2015.

Property and Equipment:

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. For the year ended April 30, 2015, the Company had no depreciation expense.

Income Taxes:

The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and credit carry- forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Net Loss per Share Calculation:

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

Convertible Debentures:

Beneficial Conversion Features:

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded as a debt discount pursuant to FASB ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Debt Discount:

The Company determines of the convertible debenture should be accounted for as liability or equity under FASB ASC 480, Liabilities – Distinguishing Liabilities from Equity. FASB ASC 480, applies to certain contract involving a company's own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, Obligations that require or may require repurchase of the issuer's equity shares by transferring assets (e.g., written put options and forward purchase contracts), and Certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

-	A fixed monetary amount known at inception, for example, a payable settlement with a variable number of the issuer's equity shares with an issuance date fair value equal to a fixed dollar amount.

-

Variations in something other than the fair value of the issuer's equity shares for example, a financial instrument indexed to the S&P 500 that can be settled with a variable number of the issuer's equity shares, or

-	Variations inversely related to changes in fair value of the issuer's equity shares, for example, a written put that could be net share settled.

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

Determination of Fair Value:

The Company's financial instruments consist of convertible notes payable. The Company believes all of the financial instruments' recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of FASB ASC 820-10, "Fair Values Measurements and Disclosures." FASB ASC 820-10 relates to financial assets and financial liabilities. FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the Unites States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consist of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 and Level 2) and the lowest priority to unobservable inputs (Level 3).

Stock Based Compensation:

The Company recognizes stock-based compensation in accordance with ASC Topic 718 "Stock Compensation", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, we have adopted ASC Topic 505 "Equity-Based Payments to Non-Employees", which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

Recently Issued Accounting Pronouncements:

For the year ended April 30, 2015, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of April 30, 2015, the Company had an accumulated deficit of $1,466,567. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Re-Statement

The financial statements have been revised to correct an error in accounting for the Company's accrued interest and interest expense. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

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

On May 24, 2013, in accordance with approval from the Financial Industry Regulatory Authority ("FINRA") the Company's issued and the outstanding shares of common stock increased from 3,520,000 to 616,000,000 at a par value $0.0001 on the basis of a 175:1 forward stock split. The forward split has been retroactively applied to all shares and per share figures in these financial statements.

On October 4, 2013, a total of 401,000,000 shares of common stock were gifted back to the Company by two shareholders and placed into treasury. This resulted in a reduction of the number of common shares outstanding.

At October 13, 2014, the Company authorized and filed with the Securities Exchange Commission, an Amendment to the Articles of Incorporation changing the par value of the Company's common stock from $0.001 per common stock share to $0.0001 per common stock share.

During the period from February 1 through April 30, 2015, 4 companies, namely Auctus Private Equity Fund, JMJ Financial, Typenex Co-Investment, LLC and LG Capital Funding LLC, elected to convert all or part of loans and accrued interest into shares of common stock, as agreed in their various loan documents with the Company. The "converted shares" total 417,528,649.

As of April 30, 2015 there are 1,500,000,000 shares of common stock at par value of $0.0001 per share authorized and 632,528,649 issued and outstanding.

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

Note 5 - Consulting Agreements:

On September 27, 2013, The Company, doing business as Euro American Hydrogen Corp, entered into a an independent consulting agreement with Gennadiy Glazunov, who will join the Scientific Advisory Board of the Company to advise the Company's management on matters related to strategic planning and business management.

The duration of the Agreement is for two years and may be extended for two further years by mutual agreement. Mr Glazunov's sole compensation is one thousand dollars ($1,000) per month.

These financial statements should also be read in conjunction with Form 8K which was filed with The Securities and Exchange Commission (SEC) on October 24, 2013.

On November 11, 2013, the Company entered into a new Consulting Agreement with Gennadiy Glazunov ("the consultant"), which replaces in its entirety, the one entered into on September 27, 2013.

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

The consultant's sole compensation shall be $2,500 per month for the first year and then $1,000 per month for the second year. He shall receive $18,000 upon signing of this agreement and then payments of $1,000 per month thereafter. The consultant is an "Independent Contractor" to the Company and under no circumstances is considered to be an employee.

On November 11, 2013 the Company, doing business as Euro American Hydrogen Corp., entered into a Consulting Agreement with Dymtro Vyngradov ("the consultant").

The consultant will work with the Scientific Advisory Board on scientific matters and will also advise the Company regarding strategic planning and business development. He will also attend meetings that require a "technical translator" as well as translating documents and advising the Company on any other matters that the Company may request.

The term of this agreement is initially for two years from the date of execution and may be extended for another two years by mutual agreement.

The consultant's sole compensation shall be $2,500 per month for the first year and then $1,000 per month for the second year. He received $18,000 upon signing of this agreement and then payments of $1,000 per month thereafter. The consultant is an "Independent Contractor" to the Company and under no circumstances is considered to be an employee.

Note 6 - Convertible Notes

CRDF Global

On October 24, 2013, the Company obtained financing for further research on the first patent that it filed on October 28, 2013, for pure hydrogen production. At the same time, two hundred and twenty two thousand dollars ($222,000) was paid to CRDF Global (U.S. Civilian Research & Development Foundation) to manage and facilitate the research.

The sum of $200,000 of the $220,000 paid to CRDF Global has been recorded on the balance sheet as a "prepaid expense". This is advance payment for further research on the Company's first patent on pure hydrogen production.

This financing is in the form of an "Unsecured Convertible Promissory Note" (the Note). The principle sum is three hundred thousand dollars ($300,000) and carries a simple interest rate of ten per cent (10%) per annum payable quarterly in arrears. The principle loan can be repaid in whole but not in part with accrued interest, at any time without penalty on the production of a written notice ten days in advance.

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

As of April 30, 2015, the balance of the unamortized debt discount was $nil (April 30, 2014 $72,212) and the accrued interest on the "Note" was $87,957 (April 30, 2014-$27,976). During the year ended April 30, 2015, the Company charged interest expense of $132,192, comprising of accrued interest of $59,981 and amortization of debt discount of $72,211.

During year ended April 30, 2014, the Company charged interest expense of $55,764 comprising accrued interest of $27,976 and amortization of debt discount of $27,788.

Anton Group Hill Ltd. #1

On December 20, 2013, the Company issued an Unsecured Convertible Promissory Note (The "Note") to Anton Group Hill Ltd., or it's permitted assigns in the principle sum of Twenty Five Thousand Dollars ($25,000). This is a working capital loan which carries a simple interest rate of 10% per annum payable quarterly in arrears and matures in two (2) years from the date of issue.

The principle can be repaid in whole but not in part with accrued interest, at any time without penalty on the production of a written notice ten days in advance.

The "Note" holder has the option to convert the principle sum plus any accrued interest into no-assessable common shares of stock at a conversion price of seventy-five per cent (75%) of the fair market value of the shares, five days prior to the conversion date. Once the conversion has taken place, it is irrevocable.

The Company has recorded a beneficial conversion feature of $8,333 which will amortize over the life of note.

At April 30, 2015, the balance of unamortized debt discount was $nil (April 30, 2014-$6,776) and the accrued interest on the "Note" was $6,510 (April 30, 2014-$1,612). During the year ended April 30, 2015, the Company charged interest expense of $16,663 comprising accrued interest of $4,898 and amortization of debt discount of $6,775. During the year ended April 30, 2014, the Company charged interest expense of $3,169, comprising accrued interest of $1,612 and amortization of debt discount of $1,557.

Anton Group Hill Ltd. #2

On February 26, 2014, the Company issued an Unsecured Convertible Promissory Note (The "Note") to Anton Group Hill Ltd. Or its permitted assigns ("Holder") in the principle sum of twenty thousand ($20,000), plus simple interest thereon from the date of this note until fully paid at the rate of ten percent (10%) per annum payable in arrears and matures in two (2) years from the date of issue. Interest on this "Note" shall be computed on the basis of a 360 day year and a 30 day month.

This is a working capital loan.

The principle can be repaid in whole but not in part with accrued interest, at any time without penalty on production of a written notice ten days in advance.

The "Note" holder has the option to convert the principle sum plus any accrued interest into no-assessable common shares of stock at a conversion price of seventy-five per cent (75%) of the fair market value of the shares, five days prior to the conversion date. Once the conversion has taken place, it is irrevocable.

The Company has recorded a beneficial conversion feature of $6,667 which will amortize over the life of the note.

At April 30, 2015, the balance of unamortized debt discount was $1,321 (April 30, 2014-$6,091) and the accrued interest on the "Note" was $4,437 (April 30, 2014-$614). During the year ended April 30, 2015 the Company charged interest expense of $8,594, comprising accrued interest of $3,823 and amortization of debt discount of $4,771. During the year ended April 30, 2014, the Company charged interest expense of $1,189, comprising accrued interest of $614 and amortization of debt discount of $575.

Anton Group Hill Ltd. #3

On March 18, 2014, the Company issued an Unsecured Convertible Promissory Note (The "Note") to Anton Group Hill Ltd. Or its permitted assigns ("Holder") in the principle sum of fifteen thousand ($15,000), plus simple interest thereon from the date of this note until fully paid at the rate of ten percent (10%) per annum payable in arrears and matures in two (2) years from the date of issue. Interest on this note shall be computed on the basis of a 360 day year and a 30 day month. This is a working capital loan.

The principle can be repaid in whole but not in part with accrued interest, at any time without penalty on production of a written notice ten days in advance.

The "Note" holder has the option to convert the principle sum plus any accrued interest into no-assessable common shares of stock at a conversion price of seventy-five per cent (75%) of the fair market value of the shares, five days prior to the conversion date. Once the conversion has taken place, it is irrevocable.

The Company has recorded a beneficial conversion feature of $5,000 which will amortize over the life of the loan.

At April 30, 2015, the balance of unamortized debt discount was $1,272 (April 30, 2014-$4,706) and the accrued interest on the "Note" was $3,161 (April 30, 2014-$314). During the year ended April 30, 2015, the Company charged interest expense of 6,281, comprising accrued interest of $2,847 and amortization of debt discount of $3,434. During the year ended April 30, 2014, the Company charged interest of $314 and amortization of debt discount of $294.

Anton Group Hill Ltd. #4

On April 15, 2014, the Company issued an Unsecured Convertible Promissory Note (The "Note") to Anton Group Hill Ltd. or its permitted assigns ("Holder") in the principle sum of fifteen thousand ($15,000), plus simple interest thereon from the date of this note until fully paid at the rate of ten percent (10%) per annum payable in arrears and matures in two (2) years from the date of issue. Interest on this note shall be computed on the basis of a 360 day year and a 30 day month. This is a working capital loan.

The principle can be repaid in whole but not in part with accrued interest, at any time without penalty on production of a written notice ten days in advance.

The "Note" holder has the option to convert the principle sum plus any accrued interest into non-assessable common shares of stock at a conversion price of seventy-five per cent (75%) of the fair market value of the shares, five days prior to the conversion date. Once the conversion has taken place, it is irrevocable.

The Company has recorded a beneficial conversion feature of $5,000 which will amortize over the life of the note.

At April 30, 2015, the balance of unamortized debt discount was $1,642 (April 30, 2014- $4,897) and the accrued interest on the "Note" was $2,928 (April 30, 2014-$110). During the year ended April 30, 2015, the Company charged interest expense of $6,073, comprising accrued interest of $2,818 and amortization of debt discount of $3,255. During the year ended April 30, 2014, the Company charged interest expense of $212, comprising accrued interest of $110 and amortization of debt discount of $103.

LG Capital Funding LLC

On June 20, 2014, the Company issued a Convertible Redeemable Note ("The Note") to LG Capital Funding, LLC., or its permitted assigns ("Holder") in the principle sum of fifty thousand dollars ($50,000), plus simple interest thereon from the date of this "Note" until fully paid at the rate of eight percent (8%) per annum payable in arrears and matures in one (1) year from the date of issue. This is a working capital loan.

During the first 180 days that this "Note" is in effect, it may be prepaid at 150% of the face amount plus any accrued interest. This "Note" may not be prepaid after the 180th day.

The "Note" holder has the option to convert the principle sum plus any accrued interest into non-assessable common shares of stock at a conversion price of fifty-five per cent (55%) of the lowest daily closing bid , fifteen days prior to the conversion date. Once the conversion has taken place, it is irrevocable. In the event the Company experiences a DTC "Chill" on its shares, the conversion price shall be decreased to 45% instead of 55% while that "Chill" is in effect.

The Company has recorded a beneficial conversion feature of $40,909 which will amortize over the life of the "Note".

During the year ended April 30, 2015, the note holder exercised its option to convert $27,500 of the "Note" principle and $1,628 accrued interest and received an aggregate of 87,445,922 common shares with a fair value of $52,952. As a result of the conversion the Company recorded a loss on conversion of $23,829 during the year.

At April 30, 2015, the balance of unamortized debt discount was $nil (April 30, 2014-$nil) and the accrued interest on the "Note" was $10,283 (April 30, 2014-$nil). During the year ended April 30, 2015, the Company charged interest expense of $52,815, comprising accrued interest of $11,906 and amortization of debt discount of $40,909. During the year ended April 30, 2014, the Company charged interest expense of $nil.

Auctus Private Equity Fund LLC

On July 29, 2014, the Company issued a Convertible Promissory Note (The "Note") to Auctus Private Equity Fund, LLC, or its permitted assigns ("Holder") in the principle sum of fifty six thousand, two hundred and fifty dollars ($56,250) , plus simple interest thereon from the date of this "Note" until fully paid at the rate of eight percent (8%) per annum payable in arrears and matures in nine (9) months from the date of issue, namely April 29, 2015. This is a working capital loan.

This "Note" may not be prepaid in whole or part without permission of the "Holder" which may be withheld for any or no reason.

The "Note" holder has the option to convert the principle sum and any accrued interest into non-assessable common shares of stock at a conversion price of fifty five percent (55%) of the lowest daily closing bid, twenty five days prior to the conversion date. One the conversion has taken place it is irrevocable. In the event that the Company experiences a DTC "Chill" on its shares, the conversion price shall be subject to a further fifteen percent (15%) discount while the "Chill" is in effect.

The Company has recorded a beneficial conversion feature of $46,023 which will amortize over the life of the "Note".

During the year ended April 30, 2015, the "Note" holder exercised its option to convert $23,037 of the "Note" principal and $2,824 accrued interest and received an aggregate of 71,022,727 common shares with a fair value of $47,021. As a result of the conversion the Company recorded a loss on conversion of $21,159 during the year.

At April 30, 2015, the balance of unamortized debt discount was $nil (April 30, 2014-$nil) and the accrued interest on the "Note" was $8,802 (April 30, 2014-$nil). During the year ended April 30, 2015, the Company charged interest expense of $57,650, comprising accrued interest of $11,626 and amortization of debt discount of $46,024. During the year ended April 30, 2014 the Company charged interest expense of $nil.

Typenex-Co-Investment LLC

On August 7, 2014, the Company issued a Secured Convertible Promissory Note (the "Note") to Typenex Co-Investment, LLC or its permitted assigns ("Holder") in the principle sum of two hundred and eighty thousand dollars ($280,000). The funds will be disbursed to the Company in five tranches. They all carry an interest rate on the principle amount of ten percent (10%) which will accrue from the date of issue of each tranche. The "Note" matures on September 7, 2015. The "Note" carries an Ordinary Issuer Discount of $25,000, a loan arrangement fee of $5,000 and the Company granted Typenex a share purchase warrant to purchase up to $140,000 of common stock.

An initial tranche of seventy five thousand dollars ($75,000) was received by the Company on August 7, 2014.

The "Note" is secured by all of the intellectual property held by the company.

The "Note" holder has the option to convert the principle and any accrued interest into no-assessable common shares of stock at a conversion price of sixty five percent (65%) of the lowest closing bid twenty (20) trading days before the conversion date. Once the conversion has taken place it is irrevocable. In the event the Company experiences a DTC "Chill" on its shares, the conversion price will be subject to a further five percent (5%) discount for all future conversions. If any major default occurs after the effective date of the "Note" then the conversion factor for all future conversions shall automatically be reduced by an additional 5% for each of the first three (3) major defaults.

Commencing on February 7, 2015, and on the same day of each month thereafter, the Company shall pay the lender an instalment amount equal to $35,000 plus accrued interest. The instalment may be settled either by cash or the conversion of the "Note" into common stock as noted above.

The loan arrangement fee has been expensed as incurred and the Original Issuer Discount of $25,000 will amortize over the life of the "Note". The Company also recorded a beneficial conversion feature of $70,000 which will amortize over the life of the "Note".

During the year ended April 30, 2015, $45,630 of the principal of the "Note" was converted into common stock resulting in the issuance of 105,100,000 common shares with a fair value of $76,050. As a result of the conversion the Company recorded a loss conversion of $30, 420 during the year.

At April 30, 2015, the balance of the unamortized debt discount was $18,536 (April 30, 2014-$nil), the accrued interest on the "Note" was $22,127 (April 30, 2014-$nil) and the balance of unamortized Ordinary Issuer Discount was $1,790.

During the year ended April 30, 2015, the Company charged interest expense of $96,801, comprising accrued interest of $22,127, amortization of debt discount of $51,464 and amortization of Ordinary Issuer Discount of $23,210. The Company also recorded $275, 300 of loan arrangement fees comprising the cash paid of $5,000 and the fair value of the share purchase warrant granted of $270, 300.

Typenex Share Purchase Warrant disclosure

On August 7, 2014, in connection with the issuance of the Typenex Co-Investment, LLC note payable the Company issued a share purchase warrant whereby the holder could acquire up to $140,000 of Common stock until August 7, 2019. The exercise price is defined as the lower of $0.008 and Market Price. Market Price is comprises sixty five percent (65%) of the lowest 3 closing bid prices during the twenty (20) trading days before August 7, 2014. Should the average price of the three lowest bid prices be less than $0.005 then the conversion factor shall be reduced to 60% of market price. The Company has determined the exercise price is $0.00198 and accordingly a maximum of 70,707,071 common shares could be issued pursuant exercise of the share purchase warrant. The fair value of the warrants issuable pursuant was determined as $270,300, which has been expensed as loan arrangement fee

A summary of changes in share purchase warrants for the years ended April 30, 2015 and 2014 respectively are presented below:

	YEAR ENDED		YEAR ENDED
	APRIL 30, 2015		APRIL 30, 2014
	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

Balance, beginning of period	-	$-	-	$-
Issued	70,707,071	0.00198	-	-

Balance, end of period	70,707,071	$0.00198	-	$-

As at April 30, 2015, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER
NUMBER	PRICE	EXERCISABLE
OF	PER	AT	EXPIRY
WARRANTS	WARRANT	APRIL 30, 2015	DATE

70,707,071	$0.00198	70,707,071	August 7, 2019

The fair value of each finder's warrant issued is estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted average assumptions:

	APRIL 30,	APRIL 30,
	2015	2014

Risk free interest rate	1.6%	-
Expected life	5 years	-
Expected volatility	195%	-
Expected forfeiture	-	-
Expected dividend yield	-	-
Fair value of warrants issued	$0.0038	-

JMJ Financial

On August 9, 2014, the Company issued a "Convertible Promissory Note" (the "Note") to JMJ Financial or its permitted assigns ("Holder") in the principle sum of five hundred thousand dollars (500,000). The funds will be disbursed to the Company as required. Each disbursement will carry an interest rate on the principle amount of twelve percent (12%) per annum with the first three months interest free. The maturity date of each disbursement is two (2) years. The "Note" carries an Ordinary Issuer Discount of $50,000, being 10% of the "Note". The initial payment of forty four thousand dollars ($44,000) was received by the Company on August 13, 2014.

The "Note" holder has the option to convert the principle and any accrued interest into non-assessable common shares of stock, at a conversion price of the lower of $0.0035 or sixty percent (60%) of the lowest closing bid twenty five (25) trading days before the conversion date. In the event the conversion shares are not deliverable by Depository Trust Company (DTC), an additional 10% discount shall apply and if the Company experiences a DTC "Chill" on its shares, the conversion price will be subject to a further five percent (5%) discount while the "Chill" is in place.

The Original Issuer Discount on the first tranche of $4,000 will amortize over the life of the "Note". The Company recorded a beneficial conversion feature of $29,333 which will amortize over the life of the "Note".

During the year ended April 30, 2015, the "Note" holder exercised its option to convert $43,300 of the "Note" principal and received an aggregate of 153,960 common shares with a fair value of $72,167. As a result of the conversion the Company recorded a loss on conversion of $28,867 during the year.

At April 30, 2015, the balance of unamortized debt discount was $18,266 (April 30, 2014-$nil), the accrued interest on the "Note" was $8,800 (April 30, 2014-$nil) and the balance of unamortized Ordinary Issuer Discount was $1,112.

During the year ended April 30, 2015, the Company charged interest expense of $22,755, comprising accrued interest of $8,800, amortization of debt discount of $11,067 and amortization of Ordinary Issuer Discount of $2,888. During the year ended April 30, 2014, the Company charged interest expense of $nil.

Note 7 - Subsequent Events

In Accordance with SFAS 165 (ASC 855-10) management has reviewed events through August 13, 2015, the date these financials were available for issue and determined that there are the following to report;

On May 5, 2015 the Company resolved and issued 350,000,000 common shares at $0.0001 par value to Michael Soursos, the President of the Company, who accepted them as payment for his service as Chief Executive Officer of the Corporation.

On May 5, 2015, the Company resolved and issued 100,000,000 common shares at $0.0001 par value to William Eilers Esq. the Company Attorney, who accepted them as payment for legal services rendered to the Corporation.

On May 5, 2015, the Company resolved and issued 50,000,000 common shares at $0.0001 par value to Boris Rubizhevsky, who accepted them as payment for consulting services rendered to the Corporation in relation to strategic partnerships and product development.

During the period from May 11 through July 31, 2015, 4 companies, namely Auctus Private Equity Fund, JMJ Financial, Typenex Co-Investment, LLC and LG Capital Funding LLC, elected to convert all or part of loans and all or part of accrued interest into shares of common stock, as agreed in their various loan documents with the Company. The "converted shares" total 534,475,937.

On June 19, 2015, the Company authorized an Amendment to the Articles of Incorporation, allowing the Company to issue up to a maximum of five billion (5,000,000,000) shares of common stock at a par value of $0.0001 per share and one million (1,000,000) shares of preferred stock at a par value of $0.0001 per share. The Company also approved out of the non-issued preferred shares, a series of non-perpetual preferred stock designated as "Series A Preferred Stock" (the Series A Preferred Stock) at a par value of $0.0001 per share. The authorized number of "Series A Preferred Stock" is one (1) which number may be decreased but not increased from time to time.

As a result of the "Note" conversions to common shares, the issuance of common shares to the three entities above totalling 500,000,000 and the authorized preferred shares, as of July 31, 2015, there are 5,000,000,000 shares of common stock authorized, 1,667,004,586 issued and outstanding and 1,000,000 preferred shares authorized and none issued.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective.

Management's annual report on internal control over financial reporting.

Michael Soursos, our Chief Executive Officer and Chief Financial Officer at the end of the period ended April 30, 2015 and Michael McLaren our Chief Executive Officer, thereafter, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

Based on our assessment, our previous Chief Executive and Chief Financial Officer believes that, as of April 30, 2014, our internal control over financial reporting is effective based on those criteria.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following table sets forth information regarding our executive officer and directors.

Name and Address	Age	Position(s)
Michael Soursos	50	CEO[1]
Michael McLaren	52	CEO Chairman of the Board
Sigmund Phillipe Friberg	63	Director
Pierre Besuchet	82	Director
Isaac Benjamin Voss	39	President Chief Operating Officer

_____________________

1

Michael Soursos resigned on September 15, 2015 from all positions and appointed the new Board of Directors who subsequently appointed the officers. The details of the transaction can be found on Form 8-K filed on September 22, 2015.

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

Mr. Soursos was chosen to be our director due to his background in technology, venture capital, investor relations and corporate governance. Mr Soursos resigned on September 15, 2015.

Michael McLaren has been in the high technology industry for 20 years his past experience includes a number of Military and government projects in high -energy physics, advanced robotics and weapon design. Mr. McLaren has been with W2 Energy since its inception and prior to that was with General Cybernetics since 1998 which was a division of World Wise Technologies Inc. Mr. McLaren has a Masters Degree in Science, Masters Degree in Business from University of British Columbia.

Sigmund Phillipe Friberg earned a Masters Degree in Economics from University of Copenhagen in 1979. From 1990 to 2001, Mr. Friberg served as the Chief Financial Officer with André Group, a company established in 1877 and one of the world's big 5 in grain trading, until 2001 when they ceased activities. From 2001 until the present, Mr. Friberg served as a financial & administrative consultant for various Swiss financial and trading companies, and an independent economic adviser within the insurance, investment and real estate financing.

Mr. Besuchet is a seasoned director of the company. He is a private Swiss banker and fund manager located in Geneva. In 1983 he founded an asset management company for private clients and has worked at that company since that date through the present. He is a director of Faisal Finance SA by Dar al-Maal Islami S.A, Switzerland, Indufina SA, Switzerland, Valor Invest Ltd, Virgin Islands, W2 Energy Inc, Ontario since 1994, Lundin Mining Vancouver since 1990 and Orko Silver. Mr. Besuchet attended the High Commercial School in Lausanne Switzerland an the American Institute of Banking in New York.

Since originally entering the clean technology industry in 2001, Isaac has helped lead investment into - and grow a number of winning companies, many of them in the clean energy sector. His time at the venture fund Cleantech Venture Capital, further expanded his sector-specific knowledge and experience. It was while with the fund that Isaac and the XFuels technology team first began working together, and he has since helped grow the original XFuels operation from an unknown small town America start-up, to a company now in demand on every continent. As President, he is responsible for the external matters of XFuels; building partnerships and broader business relationships, government outreach and brand & identity thought leadership, as well as advising the CEO and senior leadership on business, strategic, and policy issues.

From 2008 - 2015, Isaac served as Cleantech Venture Capital's EIR (Entrepreneur-in-Residence), leading the management of all matters related to seed fund start-ups, and overseeing portfolio company grooming, technical, and business strategy matters alongside company founders. His financial transaction experience includes: corporate and partnership formations, debt and equity structuring - including hybrid financing structures, joint venture agreements, business combinations (including asset acquisitions, stock purchases, stock for stock deals and statutory mergers). Under his leadership, and while working with the firm, XFuels has dramatically scaled its corporate and talent infrastructure, and increased market penetration around the globe.

There have been no transactions between the Company and management since the Company's last fiscal year which would be required to be reported herein. No member of management is an officer or director of any other reporting issuers.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

See Item 12 below for specific ownership.

None of our officers, directors, and principal shareholders have filed reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Board Committees.

Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Director's composition and our relatively limited operations, the Board of Directors is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert.

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics.

We do not have a code of ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last two fiscal years ended on April 30, 2014 and 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Michael Soursos	2014	$22,000	0	0	0	0	0	0	0
President	2015	$68,438	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

As of April 30, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 30, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 616,000,000 shares of our common stock issued as of November 4, 2015. Unless otherwise indicated, the address of each stockholder listed below is c/o Amazonica, Corp., 2770 S. Maryland Parkway, #313.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Michael Soursos	348,000,000	56.81%

Changes in Control.

On September 15, 2015, the Amazonica Corp (the "Company"), entered into an Agreement with Converde, Inc., an Ontario corporation ("Converde Canada") whereby the Corporation agreed to purchase from Converde Canada exactly 215,498,745 shares of Series A Preferred Stock (the "Converde Preferred Stock") of Converde Energy USA, Inc., a Nevada corporation ("Converde USA") whose common stock is traded on OTC Markets "Pink Sheets" under the symbol "XFUL", in exchange for 1 share of Series A Preferred Stock of the Company par value $0.0001 (the "AMZZ Preferred Stock"). AMZZ Preferred Stock holds voting rights equal to 4 times the total issued and outstanding common. As a result, the Company became the controlling holder of Converde USA as the Converde Preferred Stock votes and converts to common stock at a rate of 20:1 and Converde Canada become the controlling party of the Company.

The details of the transaction were filed on Form 8-K on September 22, 2015.

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

1.

the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity's consolidated gross revenues;

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

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director's business and other relationships with the Company, its affiliates and senior management.

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

Audit-Related Fees.

For each of the fiscal years ended April 30, 2014 and 2013, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees."

Tax Fees.

None.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

3.1	Articles of Incorporation of the Registrant*

3.1.1	Certificate of Amendment to Articles of Incorporation of Amazonica, Corp. filed with the Secretary of State of the State of Nevada May 2, 2014**

3.2	Bylaws of the Registrant*

10.1	Exclusive Contract for Sale of Goods dated April 15, 2011*

10.2	Form of Subscription Agreement*

23.1	Consent of George Stewart, CPA

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002***

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley***

______________________

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

AMAZONICA, CORP.

Dated: November 12, 2015	By:	/s/ Michael McLaren
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 12, 2015	By:	/s/ Michael McLaren
	Title:	Chief Executive Officer

