Form 10-Q
period 2015-07-31
Xfuels, Inc.
filed 2016-04-27
CIK 1518548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

333-174304

Commission File Number

Xfuels, Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0363013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 H Turnbull Crt. Cambridge, ONT N1T 1H9, Canada	N/A
(Address of principal executive offices)	(Zip Code)

(519) 800-7556
(Registrant's telephone number, including area code)

__________________________________________________________________
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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

215,000,000 common shares outstanding as of July 31, 2015
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

.

Xfuels, Inc.

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the period ended July 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2015 as filed with the Securities and Exchange Commission on November 5th 2015.

XFUELS, INC.
Balance Sheets

	July 31,	April 30,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$19,873	$27,883
Prepaid expenses	-	-
Total current assets	$19,873	$27,883

Fixed assets
Computer equipment, net	2,000	2,000
Total fixed assets

Total assets	$21,873	$29,883

LIABILITIES
Current liabilities:
Accounts payable	$17,193	$17,193
Accrued Interest payable	$150,280	$152,102
Convertible debentures net of discount	$508,144	$549,746
Total current liabilities	$675,617	$716,041

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 1,500,000,000 authorized,
215,000,000 shares issued and outstanding	$156,163	63,253
Additional paid-in capital	$714,669	714,156
Deficit accumulated during development stage	(1,524,576)	(1,466,567)
Total stockholders' equity	(653,744)	(689,158)
Total liabilities and stockholders' equity	$21,873	$29,883

The accompanying notes are an integral part of these financial statements.

XFUELS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	July 31,
	2015	2014

REVENUES	-	-

OPERATING EXPENSES

Research and development	-	25,000
Professional fees	58,009	18,505
General and administrative	-	41,163

Total Operating Expenses	58,009	84,668

LOSS FROM OPERATIONS	(58,009)	(84,668)

OTHER EXPENSES

Interest expense	-	(34,711)

Total Other Expenses	-	(34,711)

NET LOSS	$(58,009)	$(119,379)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,208,000	215,000,000

The accompanying notes are an integral part of these financial statements.

XFUELS, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	July 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(58,009)	$(119,379)
Unamortized note discount		6,521
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-
Impairment of intangible assets	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	25,000
Refundable deposits	-	-
Accounts payable	-	-
Accounts payable and accrued interest	(1,822)	27,620

Net Cash Used in Operating Activities	(59,831)	(60,238)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes	51,821	106,250

Net Cash Provided by Financing Activities	51,821	106,250

NET INCREASE (DECREASE) IN CASH	(8,010)	46,012

CASH AT BEGINNING OF PERIOD	27,883	13,454

CASH AT END OF PERIOD	$19,873	$59,466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for subsidiary	$-	$-
Cancellation of common stock	$-	$-

The accompanying notes are an integral part of these financial statements.

Xfuels, Inc.

Notes to Unaudited Condensed Financial Statements

July 31, 2015 and April 30, 2015

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's April 30, 2015 audited consolidated financial statements. The results of operations for the periods ended July 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company's financial position, or statements.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We were incorporated in the State of Nevada on June 2, 2010. Until October 7, 2013 we were in the business of distributing of Brazilian hardwood flooring. On October 7, 2013, the Company reported the entry into certain agreements between our sole officer and director, Michael Soursos ("Soursos") and Gennadiy Petrovich Glazunov ("Glazunov"), the holder of certain know how and trade secrets as they relate to pure hydrogen production, whereby Soursos transferred a total of of 64,500,000 shares of our common stock from the 120,000,000 shares of common stock held by Soursos in his personal name to Glazunov and his assigns in exchange for the rights to the know how and trade secrets and the filing of a patent covering such technology in the USA. On October 28, 2013, Glazunov provided the documentation related to the patent and the patent has been filed by the Company's U.S. patent attorney, with the United States Patent and Trademark Office ("USPTO").

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

Three months ended July 31, 2015 compared to the three months ended July 31, 2014

Our net loss for the three month period ended July 31, 2015 was $(58,009) compared to a net loss of $(119,379) during the three month period ended July 31, 2014 due to an increase in research and development fees as well as professional fees.

The Company has not generated any revenue since inception.

During the three month period ended July 31, 2015, we incurred general and administrative expenses of $0 compared to $41,163 incurred during three month period ended July 31, 2014.

Liquidity and Capital Resources

As of July 31, 2015, we had $21,873 in total assets and our total liabilities were $675,617, comprised of $17,193 in accounts payable, $150,280 in accrued interest payable, $508,144 in convertible debentures net of discount, and total long term liabilities of $(653,744).

As of April 30, 2015, we had $29,883 in total assets and $719,041 in liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception (June 2, 2010) to July 31, 2015 cash provided by financing activities was $(41,602) received from the issuance of convertible notes.

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

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of July 31, 2015, the Company had an accumulated deficit of $1,524,576. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended July 31, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

XFUELS, INC.

Date: April 26, 2016	By:	/s/ Michael Mclaren
	Name:	Michael Mclaren
	Title:	Chief Executive Officer

