Form 10-Q
period 2015-10-31
Xfuels, Inc.
filed 2016-05-20
CIK 1518548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

215,000,000 common shares outstanding as of October 31, 2015
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

Xfuels, Inc.

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the period ended October 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2015 as filed with the Securities and Exchange Commission on November 5th 2015.

XFUELS, INC.
Consolidated Balance Sheets

	October 31,	April 30,
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$1,688	$27,883
Prepaid expenses	-	-

Total Current Assets	1,688	27,883

Fixed assets

Computer equipment, net	2,000	2,000

TOTAL ASSETS	$3,688	$29,883

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts payable	$15,348	$17,193
Accrued interest payable	149,798	152,102
Convertible debentures net of discount	508,144	549,746

Total Current Liabilities	673,290	719,041

STOCKHOLDERS' DEFICIT

Common stock: $0.0001 par value,1, 500,000,000 shares
authorized, 115,663,000 and 632,528,649 shares
issued and outstanding, respectively	157,235	63,253
Additional paid-in capital	714,079	714,156
Accumulated deficit	(1,540,916)	(1,466,567)

Total Stockholders' Equity (Deficit)	(669,602)	(689,158)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,688	$29,883

The accompanying notes are an integral part of these financial statements.

XFUELS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014

REVENUES	-	-	-	-

OPERATING EXPENSES
Loan fees	-	275,300	-	284,050
Research and development	-	25,000	-	50,000
Professional fees	2,540	17,755	74,075	33,125
General and administrative	-	67,319	275	122,788

Total Operating Expenses	2,540	385,374	74,350	489,963

LOSS FROM OPERATIONS	(2,540)	(385,374)	(74,350)	(489,963)

OTHER EXPENSES

Interest expense	-	(133,146)	-	(144,841)

Total Other Expenses	-	(133,146)	-	(144,841)

NET LOSS	$(2,540)	$(518,520)	$(74,350)	$(634,804)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	215,000,000	215,000,000	215,000,000	215,000,000

The accompanying notes are an integral part of these financial statements.

XFUELS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(74,350)	$(634,804)
Interest expense		(14,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-
Impairment of intangible assets	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	50,000
Refundable deposits	-	-
Accounts payable	(1,845)	10,806
Accounts payable and accrued interest	(2,304)	51,765

Net Cash Used in Operating Activities	(78,499)	(536,603)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	456,565
Proceeds from convertible notes	52,304	147,431

Net Cash Provided by Financing Activities	52,304	603,996

NET INCREASE (DECREASE) IN CASH	(26,195)	67,393

CASH AT BEGINNING OF PERIOD	27,883	13,454

CASH AT END OF PERIOD	$1,688	$80,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for subsidiary	$-	$-
Cancellation of common stock	$-	$-

The accompanying notes are an integral part of these financial statements.

XFUELS, INC.

Notes to Unaudited Condensed Financial Statements

October 31, 2015 and April 30, 2015

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's April 30, 2015 audited consolidated financial statements. The results of operations for the periods ended October 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 - SUBSEQUENT EVENTS

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

On September 15, 2015, the Company, entered into an Agreement with Converde, Inc., an Ontario corporation ("Converde Canada") whereby the Corporation agreed to purchase from Converde Canada exactly 215,498,745 shares of Series A Preferred Stock (the "Converde Preferred Stock") of Converde Energy USA, Inc., a Nevada corporation ("Converde USA") whose common stock is traded on OTC Markets "Pink Sheets" under the symbol "XFUL", in exchange for 1 share of Series A Preferred Stock of the Company par value $0.0001 (the "AMZZ Preferred Stock"). AMZZ Preferred Stock holds voting rights equal to 4 times the total issued and outstanding common. As a result, the Company became the controlling holder of Converde USA as the Converde Preferred Stock votes and converts to common stock at a rate of 20:1 and Converde Canada become the controlling party of the Company. The AMZZ Preferred Stock was created by shareholder vote on As additional consideration for purchasing the controlling interest in Converde USA, the Company further agreed to assume certain debts of Converde USA totaling approximately $930,000.00.

Simultaneously to the closing of the transaction, our current CEO and sole director resigned from the Company and appointed Michael McLaren, Pierre Besuchet and Sigmund Friburg as Directors of the Company. The new Board of Directors promptly appointed Michael McLaren as CEO and Isaac Voss as President and COO.

The AMZZ Preferred Stock was created by shareholder vote on May 6, 2015 whereby holders of 51% of the issued and outstanding voted to create a series of preferred shares with voting rights equal to 4 times the issued and outstanding common stock in anticipation of a potential partnership that would complement the current hydrogen production technology.

The Board of Directors believes it is in the best interest of the shareholders to combine the resources of Converde Canada with the technology of the Company as Converde Canada has established operations and projects that can integrate the Company's technologies into existing lines of business. Although the Company was successful in continuing development of hydrogen production products, it did not have the resources to commercialize or market the products.

Converde Energy USA Inc. develops renewable energy technologies and applies it to new generation power systems.

Specifically, Converde Energy USA's plasma assisted biomass to energy plants utilize state of the art technologies to produce green energy both fuel (sulfur free diesel) and electricity at the most efficient cost in capital investment and production per/barrel, per/Megawatt. Converde Energy USA Inc. has seasoned management, cutting edge technology and owns a large technology portfolio of patents and know-how that has been extensively validated and ready for commercial production.

Converde Energy USA has 6 basic market solutions where we have applied our intellectual properties, as follows:

•

Syngas Production: The NT Plasmatron converts any hydrocarbon feedstock into syngas, which is a combination of hydrogen (H2) and Carbon Monoxide (CO). Viable feedstocks include municipal solid waste (MSW), coal, natural gas, tires, sewage, animal waste and agricultural waste.

•

Electricity Production: The SteamRay high-efficiency rotary engine converts either steam or syngas into electricity. The W2 Hydrokinetics Propeller (WHP) converts river or offshore water flows into hydraulic pressure. The W2 Small Energy Generating System (SEGS) converts that hydraulic pressure into electricity.

•

Liquid Fuel Production: The MultiFuel Gas-to-Liquid Reactor converts syngas into either Ultra Low Sulfur Diesel (ULSD) or an approximate 40/35/25 blend of ULSD, gasoline, and JP8 jet fuel. The W2 Butanol Reactor (WBR) converts syngas into an approximate 60/30/10 blend of Butanol, acetone and ethanol. Butanol can be used as a gasoline substitute. Acetone and ethanol are commercial products with substantial worldwide demand.

•

Waste Remediation: Converde Energy USA technology eliminates the need for landfills and offers the opportunity to convert existing landfills into electricity, liquid fuel, plus sale-able and recoverable industrial byproducts such as landfill ash and powder sulfur.

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

Six months ended October 31, 2015 compared to the six months ended October 31, 2014

Our net loss for the six month period ended October 31, 2015 was $(74,350) compared to a net loss of $(634,804) during the six month period ended October 31, 2014 due to an decrease in research and development fees as well as professional fees and loan fees.

The Company has not generated any revenue since inception.

During the six month period ended October 31, 2015, we incurred general and administrative expenses of $275 compared to $122,788 incurred during six month period ended October 31, 2014.

Liquidity and Capital Resources

As of October 31, 2015, we had $3,688 in total assets and our total liabilities were $673,290, comprised of $15,348 in accounts payable, $149,798 in accrued interest payable, $508,144 in convertible debentures net of discount, and total long term liabilities of $(653,744).

As of April 30, 2015, we had $29,883 in total assets and $719,041 in liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception (June 2, 2010) to October 31, 2015 cash provided by financing activities was $(52,304) received from the issuance of convertible notes.

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

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of October 31, 2015, the Company had an accumulated deficit of $1,540,916. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

Changes in Control

No change in control has occurred since the last filing.

ITEM 6. EXHIBITS

Exhibits:

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002****

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley****

101.INS	XBRL Instance Document*****

101.SCH	XBRL Taxonomy Extension Schema Document*****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*****

_____________

*	filed as the corresponding exhibit to the Form S-1 (Registration No. 333-174304) effective as of August 15, 2011
**	filed as the corresponding exhibit to the Current Report on Form 8-K filed by the Company on October 25, 2013
***	filed as the corresponding exhibit to the Current Report on Form 8-K by the Company on September 3, 2013
****	filed herewith
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

Xfuels Inc.

Date: May 20, 2016	By:	/s/ Michael Mclaren
	Name:	Michael Mclaren
	Title:	Chief Executive Officer

