Form 10-Q
period 2016-01-31
Xfuels, Inc.
filed 2016-05-20
CIK 1518548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

215,000,000 common shares outstanding as of January 31, 2016
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

XFUELS, INC.

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the period ended January 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2015 as filed with the Securities and Exchange Commission on November 5th 2015.

XFUELS, INC.
Consolidated Balance Sheets

	January 31,	April 30,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$1,688	$27,883
Prepaid expenses	-	-

Total Current Assets	1,688	27,883

Fixed assets

Computer equipment, net	2,000	2,000

TOTAL ASSETS	$3,688	$29,883

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$15,348	$17,193
Accrued interest payable	154,571	152,102
Convertible debentures net of discount	508,144	549,746

Total Current Liabilities	678,063	719,041

STOCKHOLDERS' DEFICIT

Common stock: $0.0001 par value, 1,500,000,000 shares authorized, 115,663,000 and 632,528,649 shares issued and outstanding, respectively	157,235	63,253
Additional paid-in capital	714,079	714,156
Accumulated deficit	(1,545,689)	(1,466,567)

Total Stockholders' Equity (Deficit)	(674,375)	(689,158)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,688	$29,883

The accompanying notes are an integral part of these financial statements.

XFUELS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

REVENUES	-	-	-	-

OPERATING EXPENSES
Loan fees	-	-	-	284,050
Research and development	-	-	-	50,000
Professional fees	4,773	16,195	78,848	49,320
General and administrative	-	59,793	275	182,581

Total Operating Expenses	4,773	75,988	79,123	565,951

LOSS FROM OPERATIONS	(4,773)	(75,988)	(79,123)	(565,951)

OTHER EXPENSES

Interest expense	-	(145,457)	-	(290,298)

Total Other Expenses	-	(145,457)	-	(290,298)

NET LOSS	$(4,773)	$(221,445)	$(79,123)	$(856,249)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	215,000,000	215,000,000	215,000,000	215,000,000

The accompanying notes are an integral part of these financial statements.

XFUELS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	January 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(79,123)	$(856,249)
Interest expense	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-
Impairment of intangible assets	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	150,000
Accounts payable - related party	4,773	-
Accounts payable	(1,845)	6,850
Accounts payable and accrued interest	(2,304)	87,641

Net Cash Used in Operating Activities	(78,499)	(611,758)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	456,565
Proceeds from convertible notes	52,304	242,642

Net Cash Provided by Financing Activities	52,304	699,207

NET INCREASE (DECREASE) IN CASH	(26,195)	87,449

CASH AT BEGINNING OF PERIOD	27,883	13,454

CASH AT END OF PERIOD	$1,688	$100,903

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for subsidiary	$-	$-
Cancellation of common stock	$-	$-

The accompanying notes are an integral part of these financial statements.

XFUELS, INC.

Notes to Unaudited Condensed Financial Statements

January 31, 2016 and April 30, 2015

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's April 30, 2015 audited consolidated financial statements. The results of operations for the periods ended January 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We were incorporated in the State of Nevada on June 2, 2010. Until January 7, 2013 we were in the business of distributing of Brazilian hardwood flooring. On January 7, 2013, the Company reported the entry into certain agreements between our sole officer and director, Michael Soursos ("Soursos") and Gennadiy Petrovich Glazunov ("Glazunov"), the holder of certain know how and trade secrets as they relate to pure hydrogen production, whereby Soursos transferred a total of of 64,500,000 shares of our common stock from the 120,000,000 shares of common stock held by Soursos in his personal name to Glazunov and his assigns in exchange for the rights to the know how and trade secrets and the filing of a patent covering such technology in the USA. On January 28, 2013, Glazunov provided the documentation related to the patent and the patent has been filed by the Company's U.S. patent attorney, with the United States Patent and Trademark Office ("USPTO").

We have not generated any revenues and the only operations we have engaged in to prior to January 7, 2013 were developing of business plan and executing of an Exclusive Contract for Sale of Goods on April 15, 2011 with Equatorian S.A. Laminados Amazonia, where we engaged Equatorian S.A. Laminados Amazonia as our supplier of hardwood flooring. On January 16, 2013, the Company submitted to the State of Nevada documentation registering that the Company was now doing business as (d.b.a.) Euro-American Hydrogen Corp., and we have focused on continued development of pure hydrogen production.

On September 15, 2015, theCompany, entered into an Agreement with Converde, Inc., an Ontario corporation ("Converde Canada") whereby the Corporation agreed to purchase from Converde Canada exactly 215,498,745 shares of Series A Preferred Stock (the "Converde Preferred Stock") of Converde Energy USA, Inc., a Nevada corporation ("Converde USA") whose common stock is traded on OTC Markets "Pink Sheets" under the symbol "XFUL", in exchange for 1 share of Series A Preferred Stock of the Company par value $0.0001 (the "AMZZ Preferred Stock"). AMZZ Preferred Stock holds voting rights equal to 4 times the total issued and outstanding common. As a result, the Company became the controlling holder of Converde USA as the Converde Preferred Stock votes and converts to common stock at a rate of 20:1 and Converde Canada become the controlling party of the Company. The AMZZ Preferred Stock was created by shareholder vote on As additional consideration for purchasing the controlling interest in Converde USA, the Company further agreed to assume certain debts of Converde USA totaling approximately $930,000.00.

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

Nine months ended January 31, 2016 compared to the nine months ended January 31, 2015

Our net loss for the nine month period ended January 31, 2016 was $(79,123) compared to a net loss of $(856,249) during the nine month period ended January 31, 2015 due to an decrease in research and development fees as well as professional fees and loan fees.

The Company has not generated any revenue since inception.

During the nine month period ended January 31, 2016, we incurred general and administrative expenses of $275 compared to $182,581 incurred during nine month period ended January 31, 2015.

Liquidity and Capital Resources

As of January 31, 2016, we had $3,688 in total assets and our total liabilities were $678,063, comprised of $15,348 in accounts payable, $154,571 in accrued interest payable, $508,144 in convertible debentures net of discount, and total long term liabilities of $(678,063).

As of April 30, 2015, we had $29,883 in total assets and $719,041 in liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception (June 2, 2010) to January 31, 2016 cash provided by financing activities was $(52,304) received from the issuance of convertible notes.

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

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of January 31, 2016, the Company had an accumulated deficit of $1,540,916. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

Changes in Control

No change in control has occurred since the last filing.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002****

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley****

101.INS	XBRL Instance Document*****

101.SCH	XBRL Taxonomy Extension Schema Document*****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*****

____________________

*	filed as the corresponding exhibit to the Form S-1 (Registration No. 333-174304) effective as of August 15, 2011

**	filed as the corresponding exhibit to the Current Report on Form 8-K filed by the Company on January 25, 2013

***	filed as the corresponding exhibit to the Current Report on Form 8-K by the Company on September 3, 2013

****	filed herewith

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

