Form 10-Q/A
period 2015-07-31
Xfuels, Inc.
filed 2016-08-05
CIK 1518548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A1

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

Explanatory Note:

The purpose of the Amendment No. 1 on Form 10–Q/A to Xfuels, Inc. quarterly report of Form 10–Q for the quarter ended July 31, 2015, filed with the Securities and Exchange Commission on April 27, 2016 (the "Form 10–Q"), is s to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T. In addition, the balance sheet, as previously filed did not list the total of fixed assets.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

Changes in Control

No change in control has occurred since the last filing.

ITEM 6. EXHIBITS

Exhibits:

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002****

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley****

101.INS	XBRL Instance Document*****

101.SCH	XBRL Taxonomy Extension Schema Document*****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*****

_____________

*	filed as the corresponding exhibit to the Form S-1 (Registration No. 333-174304) effective as of August 15, 2011

**	filed as the corresponding exhibit to the Current Report on Form 8-K filed by the Company on July 25, 2013

***	filed as the corresponding exhibit to the Current Report on Form 8-K by the Company on September 3, 2013

****	filed previously

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

XFUELS, INC.

Date: August 5, 2016	By:	/s/ Michael Mclaren
	Name:	Michael Mclaren
	Title:	Chief Executive Officer

