Form 10-Q/A
period 2015-10-31
Xfuels, Inc.
filed 2016-08-05
CIK 1518548

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

Explanatory Note:

The purpose of the Amendment No. 1 on Form 10–Q/A to Xfuels, Inc. quarterly report of Form 10–Q for the quarter ended October 31, 2015, filed with the Securities and Exchange Commission on May 20, 2016 (the "Form 10–Q"), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xfuels Inc.

Date: August 5, 2016	By:	/s/ Michael Mclaren
	Name:	Michael Mclaren
	Title:	Chief Executive Officer

4