Form 10-Q/A
period 2016-01-31
Xfuels, Inc.
filed 2016-08-05
CIK 1518548

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

Explanatory Note:

The purpose of the Amendment No. 1 on Form 10–Q/A to Xfuels, Inc. quarterly report of Form 10–Q for the quarter ended January 31, 2016, filed with the Securities and Exchange Commission on May 20, 2016 (the "Form 10–Q"), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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