Form 10-K
period 2016-04-30
Xfuels, Inc.
filed 2017-03-24
CIK 1518548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-174304

XFUELS, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0363013
(State of incorporation)	(I.R.S. Employer Identification No.)

2309 19th Street Didsbury Alberta Canada	T0M 0W0
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of April 30, 2016 the registrant had 23,130,026 shares of common stock issued and outstanding.

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

General

Xfuels, Inc. (formerly Amazonica, Inc.). (hereinunder "we," "the Company" or "the Registrant") was incorporated in the State of Nevada on June 2, 2010.

On September 22, 2015, the Company, entered into an Agreement with Converde, Inc., an Ontario corporation ("Converde Canada") whereby the Corporation agreed to purchase from Converde Canada exactly 215,498,745 shares of Series A Preferred Stock (the "Converde Preferred Stock") of Converde Energy USA, Inc., a Nevada corporation ("Converde USA") whose common stock is traded on OTC Markets "Pink Sheets" under the symbol "XFUL", in exchange for 1 share of Series A Preferred Stock of the Company par value $0.0001 (the "AMZZ Preferred Stock"). AMZZ Preferred Stock holds voting rights equal to 4 times the total issued and outstanding common. As a result, the Company became the controlling holder of Converde USA as the Converde Preferred Stock votes and converts to common stock at a rate of 20:1 and Converde Canada become the controlling party of the Company. The AMZZ Preferred Stock was created by shareholder vote.Additional consideration for purchasing the controlling interest in Converde USA, the Company further agreed to assume certain debts of Converde USA totaling approximately $1.5 million.

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

Management of the Company has combined the resources of Converde Canada with the technology of the Company as Converde Canada has established operations and projects that can integrate the Company's technologies into existing lines of business. Although the Company was successful in continuing development of hydrogen production products, it did not have the resources to commercialize or market the products.

Amazonical’s system for producing 99.999% pure hydrogen—wherever and whenever it is needed—is a technological breakthrough. This low cost, environmentally friendly fuel source could transform the industrial economies and the developing world.

Amazonica's production method solves the problems currently associated with the hydrogen production: cost, distribution and purity. This breakthrough will enable high quality hydrogen to be produced cheaply, on demand and using low heat combustion. Because the production method is scalable, Amazonica technology could enable centralized production on industrial scale.

Additionally, Converde Energy USA has 4 major products under development with an eye to eventually market or license the technologies being developed., as follows:

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

We will rely heavily on the services of our Chief Executive Officer, as well as other senior management personnel that we intend to hire. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel will represent a significant asset and provide us with a competitive advantage over many of our competitors. We believe that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. For example, we presently do not have any directors or officers, other than our CEO,, who have experience with preparing disclosure mandated by U.S. securities laws and we will be required to engage such persons, and independent directors, in order to satisfy the initial listing standards of the major exchanges on which we may seek to list our common stock. In addition, if we fail to engage qualified personnel, we may be unable to meet our responsibilities as a public reporting company under the rules and regulations of the Securities and Exchange Commission.

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

Because both our business and industry are still in the developmental stage, we do not know when or whether we will successfully complete research and development of commercially viable applications. If we do not complete the development of such commercially viable products, we will be unable to meet our business and growth objectives. We expect to face unforeseen challenges, expenses and difficulties as a developing company seeking to design, develop and manufacture new products in each of our targeted markets. Our future success also depends on our ability to effectively market some or all of the products once developed:

•	Hydrogen Generation systems for new hydrogen energy applications, improving the method of generating ultra-pure hydrogen while both enhancing its productivity and reducing environmental impact associated with the ultra-pure hydrogen production.

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

We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate this market and be able to compete at a profit. In addition to established competitors, other companies can easily enter our market and compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger technical staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and competitors' innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition or our failure to compete effectively, could seriously damage our business and chances for success

We plan to grow very rapidly, which will place strains on management and other resources.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We occupy an office located in Alberta, Canada. Our 5000 sq/ft. principal office is located at 2309 19th Street Didsbury Alberta, Canada T0M 0W0. We have a lease with General Woolstock Ltd., the owner of the property, until May 2017 with the right to purchase or renew another three years. Our telephone number is (519) 800-7556. These offices provide mail, and the use of office facilities as required. The rent for this office is approximately $4,100 per month including taxes. Utilities and other costs are approximately $500 per month including heat, hydro, garbage, and internet.

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

Period	High	Low
May 21, 2013 through July 31, 2013	$1.5000	$0.6500
August 1, 2013 through October 31, 2013	$0.7700	$0.0950
November 1, 2013 through January 31, 2014	$0.840	$0.4700
February 1, 2014 through April 30, 2014	$0.7000	$0.0200
May 1, 2014 through July 31, 2014	$0.0340	$0.0030
August 1, 2014 through October 31, 2014	$0.0050	$0.0015
November 1, 2014 through January 31, 2015	$0.0040	$0.0016
February 1, 2015 through April 30, 2015	$1.9500	$0.8500
May 1, 2015 through July 31, 2015	$0.8500	$0.0350
August 1, 2015 through October 31, 2015	$0.2000	$0.0005
November 1, 2015 through January 31, 2016	$0.1000	$0.0300
February 1, 2016 through April 30, 2016	$0.0900	$0.0026
May 1, 2016 through July 31, 2016	$0.0773	$0.0027
August 1, 2016 through October 31, 2016	$0.0156	$0.0050
November 1, 2016 through January 31, 2017	$0.0080	$0.0036
February 1, 2017 through March 16, 2017	$0.0060	$0.0036

The closing price of our common stock as reported on the OTCQB Marketplace was $0.0350 on April 30, 2016. There are currently 23,794,446 shares of common stock issued and outstanding.

One share of our Series A Preferred has been issued, but no market exists for our Series A Preferred Stock. The preferred stock has a stated value of $21,500.

(b) Holders

As of April 30, 2016, there were approximately 18 owners of record for our common stock. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock

Transfer Agent and Registrar

Our independent stock transfer agent is Manhattan Transfer Registrar Company 531 Cardens Court Erie, Co 80516 Phone:(631) 928-7655 Fax: (631) 209-8143

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

During the period from May 1 through April 30, 2016, Several convertible notes were converted to 19,130,023 post-split shares of unregistered common stock at a stated value of $194,413.

During the period ended April 30, 2015, 4 companies, elected to convert all or part of loans and accrued interest into shares of common stock, as agreed in their various loan documents with the Company. The "converted shares" total 417,528,649 pre-split shares at a value of (post-split shares 835,057) $704,754. (The promissory notes were issued under an exemption from registration under Rule 506 of Regulation D and are generally deemed restricted unless availed of an exemption such as Rule 144).

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

Issuer Purchases of Equity Securities

On September 15, 2015, the Company, entered into an Agreement with Converde, Inc., an Ontario corporation ("Converde Canada") whereby the Corporation agreed to purchase from Converde Canada exactly 215,498,745 shares of Series A Preferred Stock (the "Converde Preferred Stock") of Converde Energy USA, Inc., a Nevada corporation ("Converde USA") whose common stock is traded on OTC Markets "Pink Sheets" under the symbol "XFUL", in exchange for 1 share of Series A Preferred Stock of the Company par value $0.0001 (the "AMZZ Preferred Stock"). AMZZ Preferred Stock holds voting rights equal to 4 times the total issued and outstanding common. As a result, the Company became the controlling holder of Converde USA as the Converde Preferred Stock votes and converts to common stock at a rate of 20:1 and Converde Canada become the controlling party of the Company. The AMZZ Preferred Stock was created by shareholder vote on As additional consideration for purchasing the controlling interest in Converde USA, the Company further agreed to assume certain debts of Converde USA totaling approximately $1,639,000.

Use of Proceeds of Registered Securities.

There were no sales or proceeds during the calendar years ended April 30, 2016 or 2015, for the sale of registered securities.

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

PLAN OF OPERATION

The Company working with Converde Inc. to develop proprietary system for production of ultra-pure hydrogen. The Company expects to have commercially viable system design available to start production within 12-18 months. However, we are currently in discussion on how that will occur either as a stand-alone product or a component within a commercial application. If this occurs, we may divert our efforts and resources from a commercial product direct to customers, in order to create positive revenues from a potential joint venture agreement. In this case, our time line for development of a commercial product may be extended up to 24 months depending on the resource demand required in our potential joint venture.

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

FISCAL YEAR ENDED APRIL 30, 2016 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2015.

Our net loss for the fiscal year ended April 30 2016 was $1,725,939 compared to a net loss of $1,128,324 during the fiscal year ended April 30, 2015.

During fiscal year ended April 30, 2016 and the fiscal year ended April 30, 2015, the Company did not generate any revenue.

The expenses incurred during the fiscal year ended April 30, 2016 consisted of: $54,753 in general and administrative expenses $2,902 in loan expenses, $0 in research and development, $26,298 in professional fees, $2,000 in depreciation expense and $28,079 in interest expense. The expenses incurred during the fiscal year ended April 30, 2015 consisted of: $347,998 in general and administrative expenses $284,050 in loan expenses, $50,000 in research and development, $68,105 in professional fees, and $378,171 in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2016

As of April 30, 2016, our asset, with a cost of $1,647,447, was impaired to write down the value of the investment to $27,000. The investment was the preferred stock of a public company which was sold subsequent to year-end. Our current liabilities were $1,567,760, comprised of $15,348 accounts payable and $1,552,412 in convertible debt obligations.

As of April 30, 2015, our assets were $29,883 comprised of $27,883 in cash assets, and $2,000 in computer equipment. Our current liabilities were $719,041, comprised of $17,193 accounts payable, $152,102 in accrued interest payable, and $549,746 in convertible debt obligations.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period ended April 30, 2016, cash provided by financing activities was $238,097 received from loans, and $1,611,907 in issuance of common stock for payment of notes payable assumed in connection with the investment. For April 30, 2015, cash provided by financing activities was $857,518 received from $152,763 in loans, and $704,755 in issuance of common stock for cash.

Current cash on hand is insufficient for all of the Company's commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing as well as cash advances.

We currently have one project related to our business. We will require a minimum of $350,000.00 to finance our current project over the next 12 months. We have insufficient funding to fund the research and development on the patents additionally, we do not have sufficient capital to cover all of our costs for the next twelve months, and there can be no assurance that we will be able to secure such capital.

We anticipate that we will require a minimum of $150,000.00 to fund operations for the next 12 months, which should allow for the development of our technology and for the Company to seek acquisitions of technologies and fund development of those technologies related to our planned business. However, we may be able to supplement funding through cash flows derived from potential joint ventures. This does not include general administrative costs and working capital.

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

We estimate that our expenses over the next 12 months will be approximately $350,000.00 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	50,000.00
Technology Expenditures	12 months	150,000.00
Management and operating costs	12 months	30,000.00
Salaries and consulting fees	12 months	25,000.00
Fixed asset purchases	12 months	15,000.00
General and administrative expenses	12 months	10,000.00
Working Capital	12 months	50,000.00
Total		350,000.00

We intend to meet our cash requirements for the next 12 months by way of equity and/or debt financings, and potentially through licensing agreements. We do not have sufficient funding to fund our technology development and some funding for operations and we do not currently have sufficient funding to meet our budget for expenditures for the next twelve months. There is no assurance that any such financing will be available or if available, on terms that will be acceptable to us.

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

GOING CONCERN

The independent auditors' report accompanying our April 30, 2016 and April 30, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has incurred losses since inception resulting in an accumulated deficit of $3,192,506 as of April 30, 2016 and further losses are anticipated in the development of the business raising substantial doubt about the Company's ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Pinaki & Associates LLC

625 Barksdale Rd., Ste# 113

Newark, DE 19711

Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Xfuels Inc.

We have audited the accompanying consolidated balance sheets of Xfuels Inc. as of April 30, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended April 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xfuels Inc. as of April 30, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended April 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/d

Pinaki & Associates, LLC

Newark, DE

March 24, 2017

XFUELS, INC.

(formerly, AMAZONICA CORP)

Balance Sheets

	April 30,	April 30,
	2016	2015

ASSETS
Current assets:
Cash	$-	$27,883
Accounts Receivable	-	-
Total current assets	-	27,883

Fixed assets
Computer equipment, net	-	2,000
Other Assets
Investment - net of impairment	27,000
Total assets	$27,000	$29,883

LIABILITIES
Current liabilities:
Accounts payable	$15,348	$17,193
Accrued Interest payable	-	152,102
Convertible debentures net of discount	1,552,412	549,746
Total current liabilities	1,567,760	719,041

Common stock, $0.0001 par value, 1,500,000,000 authorized, 23,794,446 shares issued and outstanding at April 30, 2016 and 632,528,649 at April 30, 2015 respectively.	2,013	63,253
Preferred stock, .0001 par value, 1 share issued	-	-
Additional paid-in capital	1,649,733	714,156
Deficit accumulated during development stage	(3,192,506)	(1,466,567)
Total stockholders' equity	(1,540,760)	(689,158)
Total liabilities and stockholders' equity	$27,000	$29,883

The accompanying notes are an integral part of these financial statements.

XFUELS, INC.

(formerly, AMAZONICA CORP)

Statements of Operations

	Years Ended April 30,
	2016	2015

Revenue	$-	$-

General and administrative expenses	54,753	347,998
Loan fees	2,902	284,050
Research and development	-	50,000
Depreciation expense	2,000	-
Professional fees	26,298	68,105
Total operating expenses	85,953	750,153

Loss from operations	(85,953)	(750,153)

Other income/(expense):
Interest expense	(28,079)	378,171
Impairment of investment	(1,611,907)	-

Total other expenses	(1,639,986)	(378,171)

Provision for taxes on income	-	-

Net loss	(1,725,939)	(1,128,324)

Weighted average number of shares outstanding-basic	5,074,079	$1,265,057

Net loss per share-basic	$(0.34)	$(0.01)

The accompanying notes are an integral part of these financial statements.

AMAZONICA, CORP

(A Development Stage Company)

Statements of Equity

					Additional	Deficit
			Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, April 30, 2014 (Audited)	215,000,000	$215,000	-	$-	$(142,345)	$(338,243)	$(265,588)

Adjustment for the change in par value from $0.001 to $0.0001	-	(193,500)	-	-	193,500	-	-

Loans converted to common shares at $0.0001 par value	417,528,649	41,753	-	-	663,001	-	704,754

Net(loss)	-	-	-	-	-	(1,128,324)	(1,128,324)

Balance, April 30, 2015 (Audited)	632,528,649	63,253	-	-	714,156	(1,466,567)	(689,158)

Loans converted to common shares at $0.0001 par value pre-split	699,508,391	69,951	-	-	(12,711)	-	57,240

Services compensated by common shares at .0001 par value pre-split	500,000,000	50,000	-	-	-	(50,000)	-

Adjustment for the reverse split of common stock, .0001 par value, 500 to 1	(1,828,372,617)	(182,837)	-	-	182,837	-	-

Loans converted to common shares at $0.0001 par value post split	15,465,600	1,547	-	-	664,050	-	665,597

Services compensated by common shares at .0001 par value post split	1,000,000	100	-	-	79,900	-	80,000

Preferred stock issued for investment 1 Share, .0001 par value	-	-	1	-	21,500	-	21,500

Net (loss)	-	-	-	-	-	(1,675,939)	(1,675,939)

Balance, April 30, 2016 (Audited)	20,130,023	$2,013	1	$-	$1,649,733	$(3,192,506)	$(1,540,761)

The accompanying notes are an integral part of this financial statement.

XFUELS, INC.

(formerly, AMAZONICA CORP))

Statements of Cash Flows

	Year Ended	Year Ended
	April 30,	April 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,725,939)	$(1,128,324)
Interest expense	-	-
Impairment charged to income	1,611,907	-
Depreciation expense	2,000	-
Adjustments to reconcile net loss to net cash used in operating activities:
Change in current assets and liabilities:
(Increase) in prepaids	-	(150,000)
Decrease in accounts payable	(1,845)	13,758
Increase/(decrease) in accrued interest	(152,102)	121,477
Net cash flows from operating activities	(265,980)	(1,143,089)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	704,755
Loans, related party	-	-
Proceeds from convertible notes	238,097	152,763
Net cash flows from financing activities	238,097	857,518
Net cash flows	(27,883)	(285,571)
Net decrease in cash for the period	(27,883)	14,429
Cash and equivalents, beginning of period	27,883	13,454
Cash and equivalents, end of period	$-	$27,883

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$28,079	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	21,550	-
Shares issued to settle interest expense	-	-
Shares issued to settle convertible notes	665,597	-
Interest expense accrued but not paid for in cash	28,079	-

The accompanying notes are an integral part of these financial statements.

Xfuels, Inc.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2016

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business:

Xfuels, Inc.., (Formerly Xfuels, Inc..)("We," or "the Company") is a Nevada corporation incorporated on June 2, 2010. The Company has no revenues and limited operating history

Preferred Stock Purchase and Sale Agreement

On September 15, 2015, Xfuels, Inc. (the “Company”), entered into an Agreement with Converde, Inc., an Ontario corporation (“Converde Canada”) whereby the Corporation agreed to purchase from Converde Canada exactly 215,498,745 shares of Series A Preferred Stock (the “Converde Preferred Stock”) of Converde Energy USA, Inc., a Nevada corporation (“Converde USA”) whose common stock is traded on OTC Markets “Pink Sheets” under the symbol “XFUL”, in exchange for 1 share of Series A Preferred Stock of the Company par value $0.0001 (the “AMZZ Preferred Stock”). AMZZ Preferred Stock holds voting rights equal to 4 times the total issued and outstanding common. As a result, the Company became the controlling holder of Converde USA as the Converde Preferred Stock votes and converts to common stock at a rate of 20:1 and Converde Canada become the controlling party of the Company. The AMZZ Preferred Stock was created by shareholder vote on As additional consideration for purchasing the controlling interest in Converde USA, the Company further agreed to assume certain debts of Converde USA totaling approximately $1.5 million.

Simultaneously to the closing of the transaction, our current CEO and sole director resigned from the Company and appointed Michael McLaren, Pierre Besuchet and Sigmund Friburg as Directors of the Company. The new Board of Directors promptly appointed Michael McLaren as CEO and Isaac Voss as President and COO. The appointments stated here under Item 1.01 are further discussed under Item 5.02 below.

The Xfuels Preferred Stock was created by shareholder vote on May 6, 2015 whereby holders of 51% of the issued and outstanding voted to create a series of preferred shares with voting rights equal to 4 times the issued and outstanding common stock as described under Item 5.03 below in anticipation of a potential partnership that would complement the current hydrogen production technology.

The Board of Directors believes it is in the best interest of the shareholders to combine the resources of Converde Canada with the technology of the Company as Converde Canada has established operations and projects that can integrate the Company’s technologies into existing lines of business. Although the Company was successful in continuing development of hydrogen production products, it did not have the resources to commercialize or market the products.

The above description of the Agreement is a summary of its material terms, does not purport to be complete, and is qualified in its entirety by reference to the Agreement, which, subject to any confidential treatment requested, the Company intends to file as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending July 31, 2015.

Subsequent to the transaction, the Company was in a position, wherein the voting rights attached to the Preferred Stock provided the Company with de facto control over the operations of Converde USA. The Company, having control would normally be accounted for as a consolidated entity. The Company, however has determined that the relationship will be accounted for as an equity investment as there are no intercompany transactions and the purpose of the acquisition was to facilitate the acquisition of a private company by Converde USA, wherein Xfuels, Inc will exchange 70% of the outstanding preferred stock of Converde USA held by the Company was exchanged for the outstanding common stock of a private corporation in a transaction which was treated by the acquired corporation as a recapitalization. As of the date of these financial statements, the Xfuels, Inc. investment represented 30% of the outstanding preferred shares of Converde, USA.

Unregistered Sales of Equity Securities.

On September 16, 2015, pursuant to the Agreement identified under Item 1.01 above, the Company issued 1 share of Series A Preferred Stock to Converde, Inc. as part consideration for purchase of control of Converde Energy USA, Inc. The Series A Preferred Shares has voting rights equal to four times the issued and outstanding stock at the time a vote. There are no conversion rights designated under the Series A Preferred. The Company relied upon exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Changes in Registrant’s Certifying Accountant.

On June 23, 2015, the Company received notice from former partners of our auditor informing the Company that effective June 16, 2015, the Public Company Accounting Oversight Board (the "PCAOB") revoked the registration of our independent auditor Harris & Gillespie CPAs, PLLC and its predecessor firm, Thomas J. Harris, CPA (together “Harris & Gillespie”). As a result of the revocation, the Company can no longer include the audit reports of Harris & Gillespie in the Company's filings with the SEC. As a result of the foregoing, and with the approval of its board of directors, the Company dismissed Harris & Gillespie. On July 20, 2015 the Company engaged George Stewart, CPA to provide auditing services beginning with the annual report for the period ending April 30, 2015.

Other than an explanatory paragraph included in Harris & Gillespie’s audit reports for the Company's fiscal year ended April 30, 2014 and 2013 relating to the uncertainty of the Company's ability to continue as a going concern, the audit reports of Harris & Gillespie on the Company's financial statements for the last two fiscal years ended April 30, 2014 and 2013, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

Basis of Presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended April 30, 2016.

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

Cash and Cash Equivalents:

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2016.

Property and Equipment:

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. For the year ended April 30, 2016, the Company had no depreciation expense.

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

Note 2 - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of April 30, 2016, the Company had an accumulated deficit of $3,192,506. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As of April 30, 2015 there were 1,500,000,000 shares of common stock at par value of $0.0001 per share authorized and 632,528,649 issued and outstanding.

During fiscal year April 30, 2016, the Company completed a reverse split of its common stock at 500 shares to 1 share, effectively reducing the outstanding shares from 632,528,649 to 3,664,772 shares outstanding. Also, during that period, the Company issued 19,130,023 shares of common stock valued at $194,413 as payment of principal and interest on notes payable. The Company issued 2,000,000 shares of common stock valued at $97,440 for services performed.

Note 4 - Related Party Transactions:

The Company has issued 5,500,000 shares of common stock to an officer as payment against a loan payable, valued at $55,000..

Note 5 - Consulting Agreements:

The Company has various consulting arrangements with unrelated individuals. During the year ended April 30, 2016, During the year ended April 30, 2016, the Company issued 2,000,000 shares valued at $192,500 for consulting services.

Note 6 - Convertible Notes

During the year ended April 30, 2016, as part of the acquisition of Converde, USA, the Company assumed several Notes payable, amounting to $1,099,647 and issued new Notes amounting to $526,300. Several of the Notes, both assumed and issued, were designated as convertible notes with potential discounts on the underlying securities to be converted. The Company is negotiating with the various Note holders to determine the appropriate accounting and in the process has classed the Notes as Notes Payable on the attached financial statements, calculating any Notes paid based upon issuing Xfuels common stock with no interest adjustment to principal.

When the notes payable have been renegotiated it is anticipated that the agreements will include using the common stock of Xfuels, Inc.as a repayment option including a potential discount to the market on the shares to be issued. For any notes that have this characteristic the Company will need to provide details as provided beneficial conversion feature ("BCF"). A BCF is recorded as a debt discount pursuant to FASB ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

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

Debt Discount:

The Company determines of the convertible debenture should be accounted for as liability or equity under FASB ASC 480, Liabilities – Distinguishing Liabilities from Equity. FASB ASC 480, applies to certain contract involving a company's own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, Obligations that require or may require repurchase of the issuer's equity shares by transferring assets (e.g., written put options and forward purchase contracts), and Certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

•	A fixed monetary amount known at inception, for example, a payable settlement with a variable number of the issuer's equity shares with an issuance date fair value equal to a fixed dollar amount.

•

Variations in something other than the fair value of the issuer's equity shares for example, a financial instrument indexed to the S&P 500 that can be settled with a variable number of the issuer's equity shares, or

•	Variations inversely related to changes in fair value of the issuer's equity shares, for example, a written put that could be net share settled.

Note 7 - Subsequent Events

On August 23, 2016, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Southridge Partners II, LP, a Delaware limited partnership (“Southridge or the “Selling Stockholder”), providing for an equity financing facility (the “Equity Line”). The Purchase Agreement provides that, upon the terms and subject to the conditions in the Purchase Agreement, Southridge is committed to purchase up to three million five hundred thousand dollars ($3,500,000.00) worth of shares of common stock, $0.0001 par value per share (the “Common Stock”), over the 24-month term of the Purchase Agreement (the “Total Commitment”). Under the terms of the Purchase Agreement, Southridge will not be obligated to purchase shares of common Stock unless and until certain conditions are met, including but not limited to a Registration Statement (the “Registration Statement”) on Form S-1 becoming effective which registers Southridge’s resale of any shares purchased by it under the Equity Line. From time to time over the 24-month term of the Purchase Agreement, commencing on the trading day immediately following the date on which the Registration Statement becomes effective, we may, in our sole discretion, provide Southridge with a put notice (each, a “Put Notice”), to purchase a specified number of shares of Common Stock (each, a “Put Amount Requested”), subject to the limitations discussed below. On the date which the Put Notice is received (each a, “Put Date”), the we shall deliver to Southridge’s brokerage account estimated put shares equal to the Investment Amount indicated in the Put Notice divided by the closing price on the trading day immediately preceding the Put Date, multiplied by one hundred twenty-five percent (125%) (the “Estimated Put Shares”). On the Trading Date immediately following delivery of the Estimated Put Shares, Investor shall deliver payment by check or wire transfer to the Company an amount equal to the parvalue of the Estimated Put Shares (“Par Value Payment”).

During the period May 1, 2016 to September 8, 2016, the Company issued 62,171,021 shares of post-split common stock, valued at $343,560 as payment of principle on notes payable held by one related individual, 3 unrelated individuals and 4 unrelated companies.

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

Michael McLaren our Chief Executive Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Based on our assessment, our Chief Executive and Chief Financial Officer believes that, as of April 30, 2016, our internal control over financial reporting is not effective based on those criteria.

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

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

__________

[1]

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

Audit Committee and Financial Expert.

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted Code of Ethics.

We do not have a code of ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last two fiscal years ended on April 30, 2014 and 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Michael Soursos	2014	$22,000	0	0	0	0	0	0	0
President	2015	$68,438	0	0	0	0	0	0	0
Michael McLaren	2016	$-0-	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

As of April 30, 2016, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 30, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 23,794,795 shares of our common stock issued as of January 31, 2016. Unless otherwise indicated, the address of each stockholder listed below is c/o Xfuels, Inc.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Michael McLaren	10,000,000	42%
Preferred Stock	Michael McLaren	1	100%

Changes in Control.

On September 15, 2015, the Xfuels, Inc. (the "Company"), entered into an Agreement with Converde, Inc., an Ontario corporation ("Converde Canada") whereby the Corporation agreed to purchase from Converde Canada exactly 215,498,745 shares of Series A Preferred Stock (the "Converde Preferred Stock") of Converde Energy USA, Inc., a Nevada corporation ("Converde USA") whose common stock is traded on OTC Markets "Pink Sheets" under the symbol "XFUL", in exchange for 1 share of Series A Preferred Stock of the Company par value $0.0001 (the "AMZZ Preferred Stock"). AMZZ Preferred Stock holds voting rights equal to 4 times the total issued and outstanding common. As a result, the Company became the controlling holder of Converde USA as the Converde Preferred Stock votes and converts to common stock at a rate of 20:1 and Converde Canada become the controlling party of the Company.

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

Item 14. Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed in each of the fiscal years ended April 30, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $8,000 respectively.

Audit-Related Fees.

For each of the fiscal years ended April 30, 2016 and 2015, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees.

Tax Fees.

None.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

3.1	Articles of Incorporation of the Registrant*

3.1.1	Certificate of Amendment to Articles of Incorporation of Xfuels, Inc. filed with the Secretary of State of the State of Nevada May 2, 2014**

3.2	Bylaws of the Registrant*

10.1	Exclusive Contract for Sale of Goods dated April 15, 2011*

10.2	Form of Subscription Agreement*

23.1	Consent of George Stewart, CPA

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002***

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley***

__________

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

XFUELS, INC.

Dated: March 24, 2017	By:	/s/ Michael McLaren
	Name:	Michael McLaren
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 24, 2017	By:	/s/ Michael McLaren
	Name:	Michael McLaren
	Title:	Chief Executive Officer

