Form 10-K/A
period 2016-04-30
Xfuels, Inc.
filed 2017-06-08
CIK 1518548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendement #1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-174304

XFUELS, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0363013
(State of incorporation)	(I.R.S. Employer Identification No.)

2309 19th Street Didsbury Alberta T0M 0W0	T0M 0W0
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2016 the registrant had 20,130,026 shares of common stock issued and outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: $nil.

Explanatory Note: The purpose of this Amendment is to update the previous filing to make certain corrections and include items previously omitted. Specifically, we have included the report and consent of the previous auditor who conducted the audit for the year ended April 30, 2016 and have provide an updated report and consent of our current auditor. We further corrected our financials to correct account for a reverse stock split of 500:1 in 2016. Lastly, we have added disclosures related to our lack of internal controls related to financial reporting that may result in a material weakness in our financial statements.

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

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Currently, we do not have such controls in place. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. As a result, w e may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted. In addition, management's assessment of internal controls over financial reporting have identified weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting, or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock and could potentially subject the Company to liabilities under our reporting requirements to the SEC.

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

The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

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

316 17 TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Amazonica Corp.

I have audited the accompanying balance sheets of Amazonica Corp. as of April 30, 2015 and 2014, and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 2015 and 2014. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amazonica Corp., as of April 30, 2015 and 2014, and the results of its operations and cash flows for the years ended April 30, 2015 and 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Stewart

Seattle, Washington

October 28, 2015

Pinaki & Associates LLC

625 Barksdale Rd., Ste# 113

Newark, DE 19711

Phone: 408-896-4405| pmohapatra@pinakiassociates.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Xfuels Inc

We have audited the accompanying consolidated balance sheets of Xfuels Inc. as of April 30, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended April 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements as of April 30, 2015 and the related consolidated statements of income, stock holders’ equity and cash flow for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts for the year 2015, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xfuels Inc. as of April 30, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

s/d

Pinaki & Associates, LLC Newark, DE

June 5, 2017

XFUELS, INC.

(formerly, AMAZONICA CORP)

Balance Sheets

	April 30,	April 30,
	2016	2015

ASSETS
Current assets:
Cash	$-	$27,883
Accounts Receivable	-	-
Total current assets	-	27,883

Fixed assets
Computer equipment, net	-	2,000
Other Assets
Investment - net of impairment	27,000
Total assets	$27,000	$29,883

LIABILITIES
Current liabilities:
Accounts payable	$15,348	$17,193
Accrued Interest payable	-	152,102
Convertible debentures net of discount	1,552,412	549,746
Total current liabilities	1,567,760	719,041

Common stock, $0.0001 par value, 5,000,000,000 authorized, 13,247,000 shares issued and outstanding at April 30, 2016 and 632,528,649 at April 30, 2015 respectively.	2,013	63,253
Preferred stock, .0001 par value, 1 share issued	-	-
Additional paid-in capital	1,649,733	714,156
Deficit accumulated during development stage	(3,192,506)	(1,466,567)
Total stockholders' equity	(1,540,760)	(689,158)
Total liabilities and stockholders' equity	$27,000	$29,883

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

As of April 30, 2016 there were 5,000,000,000 shares of common stock at par value of $0.0001 per share authorized and 13,247,000 issued and outstanding.

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

On November 21st 2016 Mr. Pierre Besuchet passed away in hospital at the age of 82 his support of our company, technology and enthusiasm will be greatly missed.

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

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the financial statements, including disclosures, will not be prevented or detected on a timely basis; and

Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

3.1	Articles of Incorporation of the Registrant*

3.1.1	Certificate of Amendment to Articles of Incorporation of Xfuels, Inc. filed with the Secretary of State of the State of Nevada May 2, 2014**

3.2	Bylaws of the Registrant*

23.1	Consent of George Stewart, CPA ***

23.2	Consent of Pinaki & Associates, LLC***

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002***

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley***

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

XFUELS, INC.

Dated: June 7 , 2017	By:	/s/ Michael McLaren
	Name:	Michael McLaren
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 7 , 2017	By:	/s/ Michael McLaren
	Name:	Michael McLaren
	Title:	Chief Executive Officer

